Form 10-Q
period 2021-03-31
Seer, Inc.
filed 2021-05-11
CIK 1726445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 001-39747

SEER, INC.
(Exact name of Registrant as specified in its charter)

Delaware	82-1153150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3800 Bridge Parkway, Suite 102
Redwood City, California 94065
650-453-0000
(Address, including zip code and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to section 12(b) of the Act:

Copies to:

Title of each class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock, par value $0.00001	SEER	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
		Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2021, the registrant had 56,630,310 shares of Class A common stock, $0.00001 par value per share, and 4,702,381 shares of Class B common stock, $0.00001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development costs, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements and our needs for additional financing;
•our ability to successfully implement our three phase commercial launch plan, including our ability to add additional collaborators during the collaboration phase and expand to additional key opinion leaders during the limited release phase;
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
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained herein to reflect events or circumstances after the date of this Quarterly Report, whether as a result of any new information, future events or otherwise.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
SEER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$445,763	$333,585
Investments	85,379	98,278
Inventory	1,541	551
Other receivables	412	163
Other receivables, related parties	101	99
Prepaid expenses and other current assets	3,041	452
Total current assets	536,237	433,128
Property and equipment, net	8,682	8,441
Restricted cash	343	343
Other assets	377	407
Total assets	$545,639	$442,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,933	$2,115
Accrued expenses	4,201	5,147
Accrued research and development	820	396
Deferred revenue	256	250
Deferred rent, current	186	186
Total current liabilities	7,396	8,094
Deferred rent, net of current portion	1,884	1,899
Other noncurrent liabilities	589	717
Total liabilities	9,869	10,710
Commitments
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of March 31, 2021 and December 31, 2020; zero shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 56,606,968 and 53,395,319 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively;	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 4,702,381 and 5,865,732 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively;	—	—
Additional paid-in capital	607,531	486,915
Accumulated other comprehensive income	28	54
Accumulated deficit	(71,790)	(55,361)
Total stockholders’ equity	535,770	431,609
Total liabilities and stockholders’ equity	$545,639	$442,319
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020

Revenue:
Grant revenue	$62	$177
Total revenue	62	177
Operating expenses:
Research and development	6,227	4,222
Selling, general and administrative	10,333	1,780
Total operating expenses	16,560	6,002
Loss from operations	(16,498)	(5,825)
Other income (expense):
Interest income	69	332
Total other income (expense)	69	332
Net loss	$(16,429)	$(5,493)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(26)	533
Comprehensive loss	$(16,455)	$(4,960)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.61)
Weighted-average common shares outstanding, basic and diluted	59,887,842	8,944,284
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	59,261,051	$1	$486,915	$(55,361)	$54	$431,609
Issuance of Class A common stock from exercise of options	—	—	399,174	—	171	—	—	171
Repurchase of Class A common stock	—	—	(876)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	44	—	—	44
Issuance of Class A common stock upon follow-on offering, net of issuance costs of $7,591	—	—	1,650,000	—	102,959	—	—	102,959
Return of profit		—	—	—	11,403	—	—	11,403
Stock-based compensation	—	—	—	—	6,039	—	—	6,039
Other comprehensive income	—	—	—	—	—	—	(26)	(26)
Net loss	—	—	—	—	—	(16,429)	—	(16,429)
Balance at March 31, 2021	—	$—	61,309,349	$1	$607,531	$(71,790)	$28	$535,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	22,173,216	$107,953	12,193,677	$—	$2,288	$(22,586)	$24	$87,679
Issuance of Class A common stock from exercise of options	—	—	40,207	—	24	—	—	24
Vesting of early exercised stock options and restricted common stock	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	579	—	—	579
Other comprehensive income	—	—	—	—	—	—	533	533
Net loss	—	—	—	—	—	(5,493)	—	(5,493)
Balance at March 31, 2020	22,173,216	$107,953	12,233,884	$—	$2,895	$(28,079)	$557	$83,326
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(16,429)	$(5,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,039	579
Depreciation and amortization	482	277
Net amortization of premium on available-for-sale securities	152	46
Changes in operating assets and liabilities:
Other receivables	(249)	(112)
Other receivables - related parties	(2)	—
Prepaid expenses and other current assets	(2,589)	(106)
Inventory	(990)	—
Other assets	30	(79)
Accounts payable	(234)	481
Deferred revenue	6	—
Deferred rent	(15)	166
Accrued expenses	(1,414)	(885)
Accrued research and development	424	52
Other noncurrent liabilities	(83)	—
Net cash used in operating activities	(14,872)	(5,074)
INVESTING ACTIVITIES
Purchases of property and equipment	(838)	(1,063)
Purchase of available-for-sale securities	(30,279)	(3,485)
Proceeds from maturities of available-for-sale securities	43,000	7,500
Net cash provided by investing activities	11,883	2,952
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	103,595	—
Proceeds from return of profit	11,403	—
Repurchase of Class A common stock	(2)	—
Proceeds from stock option exercises including early exercised options	171	45
Net cash provided by financing activities	115,167	45
Net increase (decrease) in cash, cash equivalents and restricted cash	112,178	(2,077)
Cash, cash equivalents and restricted cash, beginning of period	333,928	17,828
Cash, cash equivalents and restricted cash, end of period	$446,106	$15,751

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable	$9	$2,424
Property and equipment purchases included in accrued expenses	$49	$—
Offering costs in accounts payable	$158	$—
Offering costs in accrued expenses	$478	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company is subject to a number of risks, similar to other early-stage life science companies, including, but not limited to, development and commercialization of its products, market acceptance of its products, development by its competitors of new technological innovations, protection of its intellectual property, and raising additional capital.
Public Offering
On February 1, 2021, the Company completed an underwritten public offering of 1,650,000 shares of its Class A common stock at a public offering price of $67.00 per share. The Company received net proceeds of $103.0 million after deducting offering costs, underwriting discounts, and commissions of $7.6 million.
Reverse Stock Split
In November 2020, the Company’s board of directors approved an amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and convertible preferred stock on a 1-for-2.14 basis (the Reverse Stock Split) effective as of November 25, 2020. The par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, restricted stock awards, restricted stock units, convertible preferred stock, share data, per share data, and related information contained in the unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.
Liquidity
As of March 31, 2021, the Company has incurred significant losses and has had negative cash flows from operations. As of March 31, 2021, the Company had cash, cash equivalents and investments of $531.1 million and an accumulated deficit of $71.8 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents balance as of March 31, 2021 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company has issued shares of Class A common stock, herein referred to as “Class A common stock” or “Class A,” and Class B common stock, herein referred to as “Class B common stock” or “Class B,” and collectively as “common stock.” The unaudited condensed consolidated financial statements include the accounts of Seer, Inc. and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.
The condensed consolidated balance sheets at December 31, 2020 have been derived from the audited consolidated financial statements of the Company at that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed with the SEC on March 29, 2021.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including, but not limited to, those related to the fair value of common stock, stock-based compensation, accrued research and development expenses, useful lives and valuation of property and equipment, income tax uncertainties, and tax valuation allowances.
Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.
Impact of the COVID-19 Pandemic
As a result of the COVID-19 pandemic (COVID-19), the Company’s operations experienced disruptions and restrictions on employees’ ability to work and on the hiring of additional personnel, particularly as a result of preventive and precautionary measures taken by the Company and some of its suppliers and other service providers. In particular, some of the Company’s laboratory material and equipment suppliers, collaborators, and service providers used in the performance of its research activities and phased commercial launch plan have been similarly impacted by COVID-19, which may limit the Company’s ability to achieve its planned progress. COVID-19 has adversely affected the broader economy, which could affect the Company’s financing prospects. Continued disruptions from COVID-19 could harm the Company’s operations and the Company cannot anticipate all the ways in which it could be adversely impacted by health epidemics such as COVID-19.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2021 and December 31, 2020, all amounts recorded as cash and cash equivalents consist of money market funds and are stated at fair value.
Restricted cash as of March 31, 2021 and December 31, 2020 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as non-current.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2021	2020

Cash and cash equivalents	$445,763	$333,585
Restricted cash	343	343
Total cash, cash equivalents and restricted cash	$446,106	$333,928
Revenue Recognition
Research Revenue
The Company recognizes revenue when control of the services is transferred to its customers in an amount that reflects the consideration it expects to receive from its customers in exchange for those services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service.
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

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. This standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing standards to improve consistent application. The Company adopted this standard as of January 1, 2021, which did not have a material impact on its financial statements as of the adoption date.
In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This standard clarifies the interaction between accounting standards related to equity securities, equity method investments, and certain derivative instruments. The Company adopted this standard as of January 1, 2021, which did not have a material impact on its financial statements as of the adoption date.
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

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
3.FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

		March 31, 2021
		Level 1	Level 2	Level 3	Total
Assets:	Classification:
Money market funds	Cash and cash equivalents	$444,668	$—	$—	$444,668
U.S. Treasury securities	Investments	—	85,379	—	85,379
Total assets measured at fair value		$444,668	$85,379	$—	$530,047

		December 31, 2020
		Level 1	Level 2	Level 3	Total
Assets:	Classification:
Money market funds	Cash and cash equivalents	$333,585	$—	$—	$333,585
U.S. Treasury securities	Investments	—	98,278	—	98,278
Total assets measured at fair value		$333,585	$98,278	$—	$431,863

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
The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	March 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Money market funds	$444,668	$—	$—	$444,668
U.S. Treasury securities	85,351	28	—	85,379
Total	$530,019	$28	$—	$530,047

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Money market funds	$333,585	$—	$—	$333,585
U.S. Treasury securities	98,223	57	(2)	98,278
Total	$431,808	$57	$(2)	$431,863
As of December 31, 2020, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. There were no

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
unrealized losses on available-for-sale investments as of March 31, 2021. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of March 31, 2021 and December 31, 2020, the weighted-average remaining maturity of the Company’s investment portfolio was less than one year.
4.OTHER FINANCIAL STATEMENT INFORMATION
Inventory
Inventory consists of the following (in thousands):

	March 31,	December 31,
	2021	2020

Raw materials	$622	$—
Finished goods	919	551
Total inventory	$1,541	$551
Other Receivables
Other receivables consist of the following (in thousands):

	March 31,	December 31,
	2021	2020

Interest receivable	$335	$120
Other	178	142
Total other receivables	$513	$262
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2021	2020

Laboratory equipment	$8,774	$8,075
Computer equipment and software	206	182
Furniture and fixtures	241	241
Leasehold improvements	2,294	2,294
Property and equipment	11,515	10,792
Less: accumulated depreciation and amortization	2,833	2,351
Total property and equipment, net	$8,682	$8,441
Depreciation and amortization expense related to property and equipment was $0.5 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020

Accrued compensation	$1,446	$2,866
Accrued professional services	1,314	1,074
Restricted stock liability, current	483	484
Other	958	723
Total accrued expenses	$4,201	$5,147
5.REVENUE AND DEFERRED REVENUE
As of March 31, 2021 and December 31, 2020, the Company recorded $0.3 million and $0.3 million of deferred revenue related to the following agreements.
Research Agreements
In February 2019, the Company entered into a sponsored research agreement with a biotechnology company under which the Company is required to execute certain research and development activities as well as optional research and development activities if elected by the customer for total consideration payable of $0.4 million. During the three months ended March 31, 2021 and 2020, the Company did not recognize any research revenue with respect to this agreement.
In March 2020, the Company entered into a sponsored research agreement with a pharmaceutical company under which the Company is required to execute certain research and development activities for total consideration payable of $0.5 million, of which $0.3 million was received and recorded as deferred revenue as of March 31, 2021. During the three months ended March 31, 2021 and 2020, the Company did not recognize any research revenue with respect to the research agreement.
NIH Grant
In August 2019, the Company received a notice of a Small Business Innovation Research grant award from the National Institutes of Health, which will provide funding of approximately $1.1 million to the Company for its development of research applications. In June 2020, the Company received a notice that additional grant consideration of $0.9 million will be awarded. During the three months ended March 31, 2021 and 2020, the Company recognized grant revenue of $0.1 million and $0.2 million, respectively, with respect to the award.
6.CAPITAL STOCK AND STOCKHOLDERS’ EQUITY
As of March 31, 2021, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Common Stock
Common stock issued and outstanding is as follows:

	March 31,	December 31,
	2021	2020

Class A common stock	56,606,968	53,395,319
Class B common stock	4,702,381	5,865,732
Total common stock issued and outstanding	61,309,349	59,261,051
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
In the first quarter of 2021, the Company received $11.4 million related to the return of short-swing profits from one of its beneficial owners. These proceeds are recognized as a capital contribution from stockholders as an increase to additional paid-in capital on the condensed consolidated statements of changes in stockholders’ equity and as cash provided by financing activities on the condensed consolidated statements of cash flows.
7.EQUITY INCENTIVE PLANS
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
As of March 31, 2021, there are 8,302,701 shares of Class A common stock reserved for issuance under the 2020 Plan of which 6,153,968 shares are available for issuance in connection with grants of future awards.
Stock option activity for the three months ended March 31, 2021 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance - December 31, 2020	9,551,105	$5.55
Options granted	768,624	59.94
Options exercised	(399,174)	0.44
Options cancelled and forfeited	(81,201)	5.70
Balance - March 31, 2021	9,839,354	$10.00
Vested and exercisable, March 31, 2021	1,616,370	$2.44

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Restricted Stock
Certain stock options granted under the 2017 Plan provide stock option holders the right to exercise unvested stock options in exchange for restricted shares of Class A common stock. The Company has also issued restricted shares of Class A common stock to employees and directors under the 2017 Plan.
The activity of restricted shares of Class A common stock for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	775,641	$1.77
Granted	10,728	1.66
Repurchased	(876)	1.55
Vested	(133,075)	2.07
Unvested at March 31, 2021	652,418	$1.71
RSUs
The Company has granted RSUs under the 2020 RSU Plan and the 2020 Plan. RSU activity for the three months ended March 31, 2021 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2020	491,318	$7.91
Granted	200,233	60.06
Vested	(1,120)	34.35
Cancelled	(947)	19.00
Balance at March 31, 2021	689,484	$23.05

Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (ESPP), which was subsequently approved by the Company’s stockholders and became effective in connection with the IPO. A total of 1,195,327 shares of Class A common stock are reserved for issuance under the ESPP as of March 31, 2021. The first offering period has not commenced as of March 31, 2021 and there is no stock-based compensation related to the ESPP for the three months ended March 31, 2021.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation recognized in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020

Research and development	$1,492	$182
Selling, general and administrative	4,547	397
Total stock-based compensation	$6,039	$579

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
8.COMMITMENTS
Facility Lease Agreement
On January 4, 2019, the Company entered into a lease agreement for office and laboratory space in Redwood City, California. The lease term commenced in November 2019 and ends on September 30, 2029. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.3 million, which is secured by restricted cash that is classified as non-current at March 31, 2021 and December 31, 2020 based on the term of the underlying lease.
The Company entered into an amendment to the lease agreement with respect to its facility in Redwood City, California in June 2020. The amendment is accounted for as a new operating lease. The amendment makes certain changes to the original lease, including (i) additional office and laboratory space in the same building (Expansion Premises) and (ii) an extension of the expiration date of the original lease to 127.5 months following the delivery date of the Expansion Premises, which is estimated to be in the fourth quarter of 2021.
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
Rent expense was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The Company is required to pay property taxes, insurance, and normal maintenance costs for the facility and will be required to pay any increases over the base year of these expenses.
As of March 31, 2021, future minimum commitments under the Company’s non-cancelable facility operating lease are as follows:

Years ending December 31,	(in thousands)
2021 (nine months remaining)	$596
2022	1,279
2023	1,783
2024	1,833
2025	1,884
Thereafter	13,178
Total	$20,553
The above table does not include the amendment to the existing operating lease we entered into in April 2021. See Note 11.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $4.6 million and $3.1 million as of March 31, 2021 and December 31, 2020, respectively, and are excluded from the future minimum commitments table above.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2021 and December 31, 2020, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Contingencies
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings.
9.PROGNOMIQ, INC.
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
The Company has concluded that PrognomIQ is a VIE due to its reliance on future financing and insufficient equity investment at risk. However, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the activities that most significantly impact the economic performance of PrognomIQ and does not have control over the PrognomIQ board of directors. The Company has determined that it has the ability to exercise significant influence over PrognomIQ and therefore has accounted for its investment in PrognomIQ using the equity method. During the year ended December 31, 2020, the carrying value of the Company’s investment in PrognomIQ was reduced to nil after recognizing net losses based on its percentage of ownership in PrognomIQ.
PrognomIQ constitutes a related party and, as of March 31, 2021 and December 31, 2020, the Company recorded $0.1 million and $0.1 million in other receivables, related parties, respectively, on the condensed consolidated balance sheets representing amounts due for general transition services and support provided.
10.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020

Numerator:
Net loss attributable to common stockholders	$(16,429)	$(5,493)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	59,887,842	8,944,284
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.61)

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2021	2020

Convertible preferred stock	—	22,173,216
Class A common stock options issued and outstanding	9,839,354	5,701,527
Restricted common stock subject to future vesting	652,418	2,836,759
Restricted stock units	689,484	—
Total	11,181,256	30,711,502
11.SUBSEQUENT EVENTS
In April 2021, the Company entered into an amendment to its existing operating lease agreement expanding its current office and laboratory facilities by approximately 25,000 square feet for approximately $160,000 per month plus operating expenses. The lease has a term of approximately 11 years years and commences in May 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors.”
Overview
We aim to enable exceptional scientific outcomes by commercializing transformative products for researchers to unlock deep, unbiased biological information. Our initial product, the Proteograph Product Suite (Proteograph), will leverage our proprietary engineered nanoparticle (NP) technology to provide unbiased, deep, rapid and large-scale access across the proteome. Our Proteograph Product Suite is an integrated solution that is comprised of consumables, an automation instrument and software. Our Proteograph solution provides an easy-to-use workflow, which has the potential to make proteomic profiling, and the analysis of the thousands of samples needed to characterize the complex, dynamic nature of the proteome, accessible for nearly any laboratory. We believe that characterizing and understanding the full complexity of the proteome is foundational for accelerating biological insights and will lead to broad potential end-markets for proteomics, encompassing basic research and discovery, translational research, diagnostics and applied applications. This full understanding of the complexity of the proteome requires large-scale, unbiased and deep interrogation of thousands of samples across time, which we believe is unavailable with the proteomic approaches available today. We believe that our Proteograph has the potential to enable researchers to perform proteomics studies at scale, similar to the manner in which next generation sequencing (NGS) technologies have transformed genomics.
Since we were incorporated in 2017, we have devoted substantially all of our resources to research and development activities, including with respect to our Proteograph Product Suite, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities.
Our revenue to date has been nominal and generated from research collaborations and grant-funded activities. Our initial product, the Proteograph Product Suite, has not yet been broadly commercialized, and we have not generated any revenue from product sales to date. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful commercialization of our Proteograph. We plan to commercialize our Proteograph utilizing a three phase plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets, including NGS. We have completed the first collaboration phase, during which we signed collaboration agreements with a small number of key opinion leaders in proteomics, whose assessment and validation of products can significantly influence other researchers in their respective markets. We recently commenced the second, or limited release, phase of our commercialization plan. We plan to sell our Proteograph Product Suite to select sites performing large-scale proteomics or genomics research. We will work closely with these sites, which we expect will serve as models for the rest of the market, to exemplify applications that demonstrate the unique value proposition of our Proteograph. We expect this phase to continue through 2021 and lead into the third phase of commercialization, broad release, in early 2022.
We are commercializing our Proteograph Product Suite as an integrated solution comprising consumables, an automation instrument and software. Our commercial strategy will focus on growing adoption by the research community of our Proteograph, expanding the installed base and increasing utilization to generate revenue from the purchase of our Proteograph consumables. We expect a highly efficient sales model since our Proteograph solution does not have a large capital expenditure component and our SP100 automation instrument integrates with most existing proteomics laboratories’ workflows and also complements large-scale genomics research.
We intend to commercialize our Proteograph Product Suite through a direct sales channel in the United States, and through both direct and distributor sales channels in regions outside the United States. Given our stage of commercialization, we are currently in the early stages of building sales, marketing, support and product distribution capabilities. We intend to build the necessary infrastructure for these activities in the United States, European Union, the United Kingdom, and potentially other countries and regions, including Asia-Pacific, as we execute on our three phase commercial launch strategy for our Proteograph.
We leverage well-established unit operations to formulate and manufacture our NPs at our facilities in Redwood City, California. We procure some of our consumables, including components of our NPs, from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing our proprietary engineered NPs. We are currently manufacturing using our pilot line and building out our manufacturing capabilities as we ramp towards broad release. We obtain some of the reagents and components used in our Proteograph workflow from third-party suppliers. While some of these reagents and components are sourced from a single supplier, these products are readily available from numerous suppliers. While we currently handle packaging of our Proteograph assay and the related consumables, in the future, we may have our packaging outsourced to a third-party. While we currently plan to handle filling of our Proteograph assay reagents both internally and externally, in the future, we may have some of our internal filling outsourced to a third-party. We conduct vendor and component qualification for components provided by third-party suppliers and quality control tests on all of our NPs. We will need to substantially expand our NP manufacturing capabilities to enable the successful commercialization of our Proteograph.
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
On December 8, 2020, we completed our IPO, in which we sold 10,592,106 shares of Class A common stock at a price of $19.00 per share, resulting in net proceeds of $183.9 million after deducting offering costs, underwriting discounts and commissions. Concurrent with the IPO, we issued 7,105,262 shares of our common stock in a private placement for net proceeds of $130.3 million after deducting underwriting discounts and commissions. On February 1, 2021, we completed an underwritten public offering of 1,650,000 shares of our Class A common stock at a public offering price of $67.00 per share. We received net proceeds of $103.0 million after deducting offering costs, underwriting discounts and commissions of $7.6 million.
During the three months ended March 31, 2021 and 2020, we incurred a net loss of $16.4 million and $5.5 million, respectively. As of March 31, 2021, we had an accumulated deficit of $71.8 million and cash, cash equivalents, and investments of $531.1 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future.
We expect our expenses to increase significantly in connection with our ongoing activities, as we:
•continue to develop and commercialize our Proteograph;
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
The rationale for this transaction was to enable the growth of ecosystems around new applications that leverage unbiased, deep and large-scale proteomic information. The transaction allows us to remain focused on our core strategy, which is to be a provider, rather than a consumer, of proteomics solutions to all customers across these ecosystems. By focusing on our role as a provider of proteomics solutions, we are no longer potentially competing with, or creating the perception that we are competing with, our customers. Our relationship with PrognomIQ does not preclude us from selling our Proteograph Product Suite to any customer in any geography, nor does it preclude our customers from using our Proteograph in any way. PrognomIQ has indicated that it plans to combine the protein data from our Proteograph solution with genomics and other omics data, to create a multi-omics approach to health and disease testing. We believe PrognomIQ’s use of proteomics and the potential for other similar companies which use proteomics in their research and products will help us drive the adoption of our Proteograph Product Suite in these applications.
Omid Farokhzad, Chief Executive Officer and Chair of our board of directors, serves as the Chair of PrognomIQ’s board of directors. Philip Ma, Ph.D., our former Chief Business Officer, serves as the Chief Executive Officer of PrognomIQ. Dr. Ma has fully transitioned to PrognomIQ and remains our consultant through April 2022. In addition, three of our other employees have also transitioned to PrognomIQ. We will be providing general transition services and support, including laboratory and office space to PrognomIQ during the transition period. We anticipate these services to continue through the first half of 2021.
We granted PrognomIQ a non-exclusive license to certain patents and patent applications that we own and a non-exclusive sublicense to certain patent applications we exclusively licensed from BWH, in each case relating to our core technology, to develop, manufacture and commercialize licensed products for the field of human diagnostics on a worldwide basis. In consideration of the non-exclusive sublicense to certain patent applications licensed from BWH, PrognomIQ paid us a low-five digit figure, and would pay a low single digit royalty, in an amount equivalent to what we would have to pay under our license with BWH, on net sales of sublicensed products beginning with the first commercial sale of a sublicensed product during the term of the agreement. We do not view these amounts to be material to our financial condition and results of operations nor do we expect these amounts to be material to us in the future.
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
We plan to increase our investment in our R&D efforts related to our Proteograph Product Suite, our product development pipeline and our proprietary engineered NP and other technologies. Therefore, we expect R&D expenses will increase in absolute dollars in future periods as we incur expenses associated with hiring additional personnel, purchasing supplies and materials, and the allocation of facility expense associated with the ongoing build-out of our expansion facilities to support our R&D efforts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation, and related benefits for executive management, sales and marketing, finance, administration and human resources, legal, allocated overhead, professional service fees and other general overhead costs to support our operations.
We expect to incur additional selling, general and administrative expenses as we continue to invest in our personnel as we grow our commercial operations and with the additional costs incurred as a result of operating as a public company, including accounting, human resources, legal, insurance and investor relations costs. As a result, we expect selling, general and administrative expenses to increase in absolute dollars in future periods.
Interest Income
Interest income consists of interest earned on cash, cash equivalents and investments.

Results of Operations
Comparisons of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Research revenue	$—	$—	$—	*
Grant revenue	62	177	(115)	(65)%
Total revenue	62	177	(115)	(65)%

Operating expenses:
Research and development	6,227	4,222	2,005	47%
Selling, general and administrative	10,333	1,780	8,553	481%
Total operating expenses	16,560	6,002	10,558	176%

Loss from operations	(16,498)	(5,825)	(10,673)	183%

Other income (expense):
Interest income	69	332	(263)	(79)%
Interest expense	—	—	—	*
Other expense	—	—	—	*
Total other income	69	332	(263)	(79)%

Net loss	$(16,429)	$(5,493)	$(10,936)	199%
* Not meaningful
Revenue

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$62	$177	$(115)	(65)%
Revenue decreased by $0.1 million, or 65%, from $0.2 million during the three months ended March 31, 2020 to $0.1 million during the three months ended March 31, 2021, due to less grant-funded activities related to our SBIR grant from the NIH.

Research and Development

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$6,227	$4,222	$2,005	47%

R&D expenses increased by $2.0 million, or 47%, from $4.2 million during the three months ended March 31, 2020 to $6.2 million during the three months ended March 31, 2021. The increase was primarily due to an increase in product development efforts related to our Proteograph Product Suite including $1.7 million in employee compensation costs, stock-based compensation and other related costs due to growth in research and development personnel, $0.5 million related to the expansion of facilities and maintenance and depreciation of laboratory equipment, and $0.2 million in professional and consulting fees. This was offset by a decrease in clinical study fees of $0.3 million related to the costs associated with the ramp down of site enrollment for clinical studies related to the collection of biological samples for research use. These clinical studies are related to the assets transferred to PrognomIQ.
Selling, General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$10,333	$1,780	$8,553	481%
Selling, general and administrative expenses increased by $8.6 million, or 481% , from $1.8 million during the three months ended March 31, 2020 to $10.3 million during the three months ended March 31, 2021, primarily due to a $2.1 million increase in employee compensation and other related expenses, and a $4.1 million stock-based compensation increase, as a result of an increase in personnel, including the addition of key members of executive management. Other increases are attributable to $0.2 million in marketing costs related to our limited release commercial efforts, and costs related to becoming a publicly traded company including a $0.6 million increase in professional and consulting fees related to accounting and audit services, a $0.4 million increase in corporate and patent legal matters, and a $1.0 million increase in general business expenses which includes insurance premiums and state and local business taxes.
Total Other Income

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Total other income	$69	$332	$(263)	(79)%
Total other income decreased by $0.3 million, or 79%, from $0.3 million during the three months ended March 31, 2020 to $0.1 million during the three months ended March 31, 2021. Short-term interest rate yields decreased significantly during fiscal year 2020 and remained low during the first quarter of fiscal year 2021. These decreases were partially offset quantitatively by higher amounts of cash invested in money market funds and U.S. Treasury securities during fiscal year 2020 and the first quarter of fiscal year 2021 as a result of multiple private and public financing events.
Liquidity and Capital Resources
Since the date of our incorporation, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. Our operations have been funded primarily through the sale and issuance of equity securities since inception. We anticipate that we will continue to incur net losses and do not expect positive cash flows from operations for the foreseeable future. However, based on our cash on hand, we believe we will have adequate liquidity over the next twelve months following the date of this Quarterly Report to operate our business and to meet our cash requirements.
In connection with our IPO, we sold 10,592,106 shares of Class A common stock and received net proceeds of $183.9 million after deducting offering costs, underwriting discounts and commissions. Concurrent with the IPO, we issued 7,105,262 shares of our common stock in a private placement for net proceeds of $130.3 million after deducting underwriting discounts and commissions. On February 1, 2021, we completed an underwritten public offering of 1,650,000 shares of our Class A common stock and received net proceeds of $103.0 million after deducting offering costs, underwriting discounts and commissions.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(14,872)	$(5,074)
Net cash provided by investing activities	11,883	$2,952
Net cash provided by financing activities	115,167	$45
Net increase (decrease) in cash, cash equivalents and restricted cash	$112,178	$(2,077)
Operating Activities
During the three months ended March 31, 2021, cash used in operating activities was $14.9 million, which was attributable to a net loss of $(16.4) million and a net change in our net operating assets and liabilities of $(5.1) million, partially offset by non-cash charges of $6.7 million. Non-cash charges primarily consisted of $6.0 million in stock-based compensation, $0.5 million of depreciation and amortization and $0.2 million of net amortization of premiums on available-for-sales securities. The change in our net operating assets and liabilities was primarily due to a decrease in accrued liabilities related to employee compensation of $1.4 million, increases in inventory levels of $1.0 million and increases of $2.6 million in prepaid expenses related to being a publicly traded company such as insurance.
During the three months ended March 31, 2020, cash used in operating activities was $5.1 million. which was attributable to a net loss of $(5.5) million and a net change in our net operating assets and liabilities of $(0.5) million offset by non-cash charges of $0.9 million. Non-cash charges primarily consisted of $0.6 million in stock-based compensation and $0.3 million of depreciation and amortization. The change in our net operating assets and liabilities was primarily due to decrease in accounts payable and accrued liabilities primarily related to employee compensation and increased procurement of laboratory supplies.
Investing Activities
During the three months ended March 31, 2021, cash provided by investing activities was $11.9 million, which related to purchases of available-for-sale securities, net of proceeds from maturities of $12.7 million, offset by $(0.8) million in payments primarily for laboratory equipment.
During the three months ended March 31, 2020, cash provided by investing activities was $3.0 million, which related to purchases of available-for-sale securities, net of proceeds from maturities of $4.0 million, offset by $(1.1) million in payments primarily for laboratory equipment.
Financing Activities
During the three months ended March 31, 2021, cash provided by financing activities was $115.2 million. This was attributable to net proceeds of $103.0 million from issuance of common stock upon our follow-on offering, net of issuance costs of $7.6 million, in addition to $11.4 million in short-swing profits from a beneficial owner.
During the three months ended March 31, 2020, cash provided by financing activities was approximately $45,000, which was all attributable to proceeds from stock option exercises.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$20,367	$795	$3,063	$3,717	$12,792
In addition, we enter into agreements as a part of normal course of business with various vendors, which are generally cancellable without material penalty upon written notice. Payments associated with these agreements are not included in this table of contractual obligations.
Our operating lease obligations reflect our lease obligations for our headquarters facility in Redwood City, California. In June 2020, we amended the lease agreement for this facility to expand the office and laboratory space covered by the lease, extend the lease through February 2032, and increase the annual base rent for the expanded premises. Upon occupancy of the expansion facility that is anticipated to occur in the fourth quarter of 2021, the annual base rent will be $0.9 million in the first 12 months of the lease term (subject to an abatement period of nine months), and increases on an annual basis to $1.2 million in the final 12 months of the lease term. The amendment also provides for tenant incentives in the amount of $2.4 million.
The above table does not include the operating lease we entered into in Redwood City, California in April 2021, which has an approximate 11-year term. Payments associated with this operating lease agreement will result in additional operating lease obligations not included in the above table of approximately $160,000 per month plus operating expenses.
We have certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $4.6 million as of March 31, 2021. These payments are not included in the table of contractual obligations above.
Off-Balance Sheet Arrangements
Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as such term is defined in the rules and regulations of the SEC.
Critical Accounting Policies, Significant Judgments and Use of Estimates
The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of

Financial Condition and Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Emerging Growth Company Status
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have exposure to interest rate risk that relates to our cash, cash equivalents, and investments held in money market funds and U.S. Treasury securities. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents, and investments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2021 because of the material weakness in internal controls further discussed below. Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our unaudited condensed consolidated financial statements, included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Specifically, our management determined that, as of March 31, 2021, we have material weaknesses in each of the following components of the “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission:
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
Remediation Plan
We have begun to take certain actions to address the control deficiencies in our financial reporting, including hiring three finance department employees with appropriate expertise, including our Chief Financial Officer and our Controller, and retaining an accounting consulting firm to provide additional depth and breadth to our technical accounting and financial reporting capabilities. We have also begun to review and document our accounting and financial processes and internal controls, build out our financial management and reporting systems infrastructure, and further develop and formalize our accounting policies and financial reporting procedures, which includes ongoing senior management review and establishing our audit committee oversight. In addition, we have commenced work with a consulting firm to assist in the design effectiveness and testing of our internal controls and we plan to hire an additional four finance and accounting personnel during 2021 to assist in executing on these specific functions, of which we have hired two personnel as of March 31, 2021.
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
Changes in Internal Control over Financial Reporting
Except for the identification of the material weaknesses and the remediation plan described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any material legal proceedings. From time to time we may be involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A common stock.
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
•we have not yet commercially launched our Proteograph Product Suite broadly, and we may not be able to successfully commercially launch our Proteograph as planned;
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
We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. For the three months ended March 31, 2021 and 2020, we incurred net losses of $16.4 million and $5.5 million, respectively. As of March 31, 2021, we had an accumulated deficit of $71.8 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and our Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and future commercialization of our Proteograph Product Suite and research and development efforts for products. These efforts may prove more costly than we currently anticipate. We have not generated any product revenue and we may never generate revenue sufficient to offset our expenses, or at all. In addition, as a newly public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
We have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance.
We have not yet broadly commercialized our Proteograph Product Suite or any other products, and have not generated any product revenue to date. Our operations to date have been limited to developing our technology and products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have not yet achieved market acceptance for our products, produced our products at scale, established a sales model, or conducted sales and marketing activities necessary for successful broad product commercialization. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products.
In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We will eventually need to transition from a company with a focus on research and development to a company capable of supporting broad commercial activities as well, and we may not be successful in such a transition. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.

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
•the timing and cost of, and level of investment in, research and development and commercialization activities relating to our Proteograph Product Suite, including our SP100 automation instrument, proprietary engineered nanoparticle (NP) technology and software, which may change from time to time;
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
We have not yet initiated a broad commercial launch of our Proteograph Product Suite. We plan to follow a three phase launch plan to commercialize our Proteograph, which includes a collaboration phase, a limited release phase and a broad release phase. We have moved into the second phase of commercialization, the limited release phase of our commercial launch plan. Our commercial launch plan may not progress as planned due to:
•the inability to establish the capabilities and value proposition of our Proteograph Product Suite with key opinion leaders in a timely fashion;
•the potential need or desire to modify aspects of our Proteograph solution during the second phase or prior to entering into the third phase of our commercial launch plan;
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
During the collaboration and the limited release phases of the commercial launch of our Proteograph Product Suite, our success depends on broad scientific and market acceptance of our Proteograph, which we may fail to achieve.
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
The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products in the applicable field of research. The life sciences scientific community is often led by a small number of early adopters and key opinion leaders who significantly influence the rest of the community through publications, including peer-reviewed journals. In such journal publications, the researchers will describe not only their discoveries, but also the methods, and typically the products used, to fuel such discoveries. Mentions in publications, including peer-reviewed journal publications, is a driver for the general acceptance of life sciences products, such as our Proteograph Product Suite. During the collaboration and limited release phases of our commercialization launch plan, we intend to collaborate with a small number of key opinion leaders who are highly skilled at evaluating novel technologies and whose feedback can help us solidify our commercialization plans and processes. Ensuring that early adopters and key opinion leaders publish research involving the use of our products during the collaboration and limited release phases is critical to ensuring our products gain widespread scientific acceptance. In addition, continuing collaborative relationships with such key opinion leaders will be vital to maintaining any market acceptance we achieve. If too few researchers describe the use of our products, too many researchers utilize or shift to a competing product and publish research outlining their use of that product or too many researchers negatively describe the use of our products in publications, it may drive customers away from our products and it may delay our progression towards the broad release phase of our commercialization plan.
Other factors in achieving commercial market acceptance, include:
•our ability to market and increase awareness of the capabilities of our Proteograph Product Suite;
•the ability of our Proteograph Product Suite to demonstrate comparable performance in intended use applications broadly in the hands of customers as achieved in the collaboration and limited release phases of our commercialization plan;
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
We have limited experience as a company in sales and marketing and our ability to successfully commercialize depends on our being able to attract customers for our Proteograph. Although members of our management team have considerable industry experience, in the future we will be required to expand our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise prior to the broad release of our Proteograph Product Suite. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:
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
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay our receipt of instruments, components and supplies from the third parties we rely on to, among other things, produce our SP100 automation instrument and NPs. For instance, there were standing “stay-at-home” orders in California, and specifically San Mateo County where our headquarters is located, that required businesses to implement certain social distancing protocols and other written health and safety plans and measures which affected productivity and morale. We have continued to operate within the rules applicable to our business; however, an extended implementation of these governmental mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations, and policies.
In the near term, we expect that substantially all of our revenue will be derived from sales of our Proteograph Product Suite, including our instruments and consumables, to academic, research and commercial institutions. We have moved into the limited release phase of our commercialization plan and, as a result, in the near term, our ability to drive the adoption of our Proteograph solution will depend on our ability to visit customer sites, the ability of our customers to access laboratories, and the ability to install and train on our Proteograph Product Suite and conduct research in light of the COVID-19 pandemic. Additionally, since we have moved into the limited release phase of our commercialization plan, the research and development budgets of these customers, the ability of such customers to receive funding for research, and the ability of such customers to receive instrument installations and visitors to their facilities and to travel to our facilities, other laboratories and industry events, has become increasingly important to the adoption of our Proteograph. All of these considerations are impacted by factors beyond our control, such as:
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Developing and commercializing our Proteograph will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution, quality assurance and other personnel. In addition, we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a newly public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2017. As our organization continues to grow, we will be required to implement more complex organizational management structures, and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.
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
We expect that our Proteograph Product Suite will be our first commercial product. While we have moved into the limited release phase, we do not expect to have broad release of our Proteograph until early 2022. If we are able to successfully commercialize our Proteograph, we expect that we will generate substantially all of our revenue from the sale of our Proteograph, which we expect to consist of consumables, SP100 automation instruments and software. There can be no assurance that we will be able to successfully commercialize our Proteograph, design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for life sciences research tools in general and in proteomics and genomics technologies specifically, we will be expected to upgrade or adapt our Proteograph solution keep up with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that our Proteograph Product Suite will increase study sizes for our future customers and their associated purchases of our consumables. If sales of our instruments fail to materialize, or our assumptions about study sizes or customer purchases of our consumables, so will the related consumable sales and associated revenue.
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
Our business will depend significantly on research and development spending by academic and other research institutions, and other third parties, including commercial organizations, and any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.
We expect that substantially all of our sales revenue in the near term will be generated from sales to academic institutions, other research institutions and commercial companies. Certain of these customers’ funding will be, in turn, provided by various state, federal and international government agencies. As a result, the demand for our

Proteograph will depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
•decreases in government funding of research and development;
•changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of the funding process;
•changes in strategy and funding by commercial companies in the efforts around therapeutic and diagnostic product development and their adoption and use of our Proteograph Product Suite;
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
•market-driven pressures to consolidate operations and reduce costs; and
•market acceptance of relatively new technologies, such as our Proteograph Product Suite.
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
If our Proteograph Product Suite contains defects, we may experience:
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
We have begun to take certain actions to address the control deficiencies in our financial reporting, including hiring three finance department employees with appropriate expertise, including our Chief Financial Officer and our Controller, and retaining an accounting consulting firm to provide additional depth and breadth to our technical accounting and financial reporting capabilities. We have also begun to review and document our accounting and financial processes and internal controls, build out our financial management and reporting systems infrastructure, and further develop and formalize our accounting policies and financial reporting procedures, which includes ongoing senior management review and establishing our audit committee oversight. In addition, we have commenced work with a consulting firm to assist in the design effectiveness and testing of our internal controls and we plan to hire an additional four finance and accounting personnel during 2021 to assist in executing on these specific functions, of which we have hired two personnel as of March 31, 2021. While we have begun taking measures and plan to continue to take measures to design and implement an effective control environment, we cannot assure you that the measures we have taken to date and other remediation and internal control measures we implement in the future will be sufficient to remediate our current material weaknesses or prevent future material weaknesses. We may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
Our products are currently labeled and promoted, and are, and in the near-future will be, sold as research use only (RUO) products, primarily to academic and research institutions and research companies, and are not currently designed, or intended to be used, for clinical diagnostic tests or as medical devices. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to U.S. Food and Drug Administration (FDA) regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.
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
Based on our current plans, we believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash requirements for at least twelve months from the date of this Quarterly Report. If our available cash resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products or the realization of other risks described in this Quarterly Report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing.
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

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have pre-existing or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
As of December 31, 2020 we had U.S. federal and state net operating loss carryforwards (NOLs) of $36.2 million and $33.0 million, respectively, which if not utilized will expire in 2031 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone multiple “ownership changes.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None during the three months ended March 31, 2021.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________
† The certifications attached as Exhibit 31.1, 31.2, 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEER, INC.

Date: May 11, 2021	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: May 11, 2021	By:	/s/ David R. Horn
David R. Horn
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)