Form 10-Q
period 2021-06-30
Seer, Inc.
filed 2021-08-12
CIK 1726445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2021, the registrant had 56,754,143 shares of Class A common stock, $0.00001 par value per share, and 4,700,338 shares of Class B common stock, $0.00001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, commercial activities and costs, research and development costs, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•our ability to successfully implement our three phase commercialization plan, including our ability to expand to additional key opinion leaders during the Limited Release phase and to attract customers during the Broad Release phase;
•the implementation of our business model and strategic plans for our Proteograph™ Product Suite, including the expected pricing of the solution and associated consumables;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
SEER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$370,675	$333,585
Investments	147,098	98,278
Accounts receivable, net	896	—
Related party receivables	439	99
Other receivables	340	163
Inventory	2,670	551
Prepaid expenses and other current assets	3,208	452
Total current assets	525,326	433,128
Property and equipment, net	10,776	8,441
Restricted cash	524	343
Other assets	423	407
Total assets	$537,049	$442,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,602	$2,115
Accrued expenses	5,590	5,147
Accrued research and development	490	396
Deferred revenue	445	250
Deferred rent, current	228	186
Total current liabilities	8,355	8,094
Deferred rent, net of current portion	2,248	1,899
Other noncurrent liabilities	402	717
Total liabilities	11,005	10,710
Commitments (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of June 30, 2021 and December 31, 2020; zero shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 56,722,925 and 53,395,319 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively;	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 4,700,338 and 5,865,732 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively;	—	—
Additional paid-in capital	614,483	486,915
Accumulated other comprehensive income (loss)	(34)	54
Accumulated deficit	(88,406)	(55,361)
Total stockholders’ equity	526,044	431,609
Total liabilities and stockholders’ equity	$537,049	$442,319
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue:
Product	$837	$—	$837	$—
Related party	380	—	380	—
Grant	117	71	179	248
Total revenue	1,334	71	1,396	248
Cost of revenue:
Product	504	—	504	—
Related party	82	—	82	—
Total cost of revenue	586	—	586	—
Gross profit	748	71	810	248
Operating expenses:
Research and development	6,935	4,536	13,162	8,758
Selling, general and administrative	10,484	1,902	20,816	3,682
Total operating expenses	17,419	6,438	33,978	12,440
Loss from operations	(16,671)	(6,367)	(33,168)	(12,192)
Other income (expense):
Interest income	55	250	123	582
Total other income (expense)	55	250	123	582
Net loss	$(16,616)	$(6,117)	$(33,045)	$(11,610)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(62)	(255)	(88)	278
Comprehensive loss	$(16,678)	$(6,372)	$(33,133)	$(11,332)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.63)	$(0.55)	$(1.25)
Weighted-average common shares outstanding, basic and diluted	60,841,657	9,718,393	60,367,433	9,320,520
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	59,261,051	$1	$486,915	$(55,361)	$54	$431,609
Issuance of Class A common stock from exercise of options	—	—	399,174	—	171	—	—	171
Repurchase of Class A common stock	—	—	(876)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	44	—	—	44
Issuance of Class A common stock upon follow-on offering, net of issuance costs of $7,591	—	—	1,650,000	—	102,959	—	—	102,959
Return of profit		—	—	—	11,403	—	—	11,403
Stock-based compensation	—	—	—	—	6,039	—	—	6,039
Other comprehensive income	—	—	—	—	—	—	(26)	(26)
Net loss	—	—	—	—	—	(16,429)	—	(16,429)
Balance at March 31, 2021	—	—	61,309,349	1	607,531	(71,790)	28	535,770
Issuance of Class A common stock from exercise of options and release of restricted stock units	—	—	132,766	—	236	—		236
Repurchase of Class A common stock	—	—	(18,852)	—	—	—		—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	285	—		285
Stock-based compensation	—	—	—	—	6,431	—		6,431
Other comprehensive income	—	—	—	—	—	—	(62)	(62)
Net loss	—	—	—	—	—	(16,616)		(16,616)
Balance at June 30, 2021	—	$—	61,423,263	$1	$614,483	$(88,406)	$(34)	$526,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	22,173,216	$107,953	12,193,677	$—	$2,288	$(22,586)	$24	$87,679
Issuance of Class A common stock from exercise of options	—	—	40,207	—	24	—	—	24
Vesting of early exercised stock options and restricted common stock	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	579	—	—	579
Other comprehensive income	—	—	—	—	—	—	533	533
Net loss	—	—	—	—	—	(5,493)	—	(5,493)
Balance at March 31, 2020	22,173,216	107,953	12,233,884	—	2,895	(28,079)	557	83,326
Issuance of Class A common stock from exercise of options	—	—	11,877	—	28	—	—	28
Repurchase of Class A common stock	—	—	(215,245)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	10	—	—	10
Issuance of Series D-1 convertible preferred stock, net of issuance costs of $104	6,853,571	54,896	—	—	—	—	—	54,896
Stock-based compensation	—	—	—	—	808	—	—	808
Other comprehensive income	—	—	—	—	—	—	(255)	(255)
Net loss	—	—	—	—	—	(6,117)	—	(6,117)
Balance at June 30, 2020	29,026,787	$162,849	12,030,516	$—	$3,741	$(34,196)	$302	$132,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(33,045)	$(11,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,470	1,387
Depreciation and amortization	1,042	701
Net amortization of premium on available-for-sale securities	412	100
Changes in operating assets and liabilities:
Accounts receivable, net	(896)	—
Related party receivables	(340)	—
Other receivables	(177)	(315)
Prepaid expenses and other current assets	(2,756)	78
Inventory	(2,119)	—
Other assets	(16)	(48)
Accounts payable	(644)	(82)
Deferred revenue	195	250
Deferred rent	391	269
Accrued expenses	241	(477)
Accrued research and development	94	(106)
Other noncurrent liabilities	(74)	—
Net cash used in operating activities	(25,222)	(9,853)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,943)	(3,542)
Purchase of available-for-sale securities	(129,320)	(3,437)
Proceeds from maturities of available-for-sale securities	80,000	17,250
Net cash provided by (used in) investing activities	(52,263)	10,271
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	102,959	—
Proceeds from return of profit	11,403	—
Repurchase of Class A common stock	(13)	(7)
Proceeds from stock option exercises including early exercised options	407	72
Proceeds from issuance of Series D-1 preferred stock, net of issuance costs	—	54,975
Net cash provided by financing activities	114,756	55,040
Net increase in cash, cash equivalents and restricted cash	37,271	55,458
Cash, cash equivalents and restricted cash, beginning of period	333,928	17,828
Cash, cash equivalents and restricted cash, end of period	$371,199	$73,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$441	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable	$246	$76
Property and equipment purchases included in accrued expenses	$361	$3
Convertible preferred stock issuance costs included in accounts payable	$—	$79
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
Liquidity
As of June 30, 2021, the Company has incurred significant losses and has had negative cash flows from operations. As of June 30, 2021, the Company had cash, cash equivalents and investments of $517.8 million and an accumulated deficit of $88.4 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents balance as of June 30, 2021 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements of the Company at that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed with the SEC on March 29, 2021.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including, but not limited to, those related to the determination of stand-alone selling price for revenue recognition, the fair value of common stock, stock-based compensation, accrued research and development expenses, allowance for credit losses, inventory valuation, useful lives and valuation of property and equipment, income tax uncertainties, and tax valuation allowances.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2021 and December 31, 2020, all amounts recorded as cash and cash equivalents consist of money market funds and are stated at fair value.
Restricted cash as of June 30, 2021 and December 31, 2020 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as non-current.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2021	2020

Cash and cash equivalents	$370,675	$333,585
Restricted cash	524	343
Total cash, cash equivalents and restricted cash	$371,199	$333,928
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified risk of default. General allowance amounts are established based upon an assessment of expected credit losses for the Company’s receivables by aging category. Balances are written off when they are ultimately determined to be uncollectible. There was no allowance for credit losses related to accounts receivable as of June 30, 2021 and December 31, 2020.
Inventory
Inventory is recorded at the lower of standard cost, which approximates actual cost on a weighted-average basis, or net realizable value. Provisions for slow-moving, excess or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product expiration, development plans, or quality issues.
Revenue Recognition
Product and Service Revenue
The Company generates revenue from sales of products and services. The Company’s products consist of instruments and consumables. The Company began shipping its Proteograph Product Suite and consumable kits during the second quarter of 2021.
The Company recognizes revenue when control of the products and services is transferred to its customers in an amount that reflects the consideration it expects to receive from its customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company elected to account for shipping and handling activities that occur after the customer has obtained control as a fulfillment activity and not a separate performance obligation.
Revenue from product sales is recognized when control of the product is transferred, which is generally upon shipment to the customer. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 30 or 60 days. Cash received from

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
customers in advance of product shipment or providing services is recorded as a contract liability. The Company’s contracts with its customers generally do not include rights of return or a significant financing component.
The Company regularly enters into contracts that include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. The transaction price is allocated to each performance obligation in proportion to its standalone selling price. The Company determines standalone selling price using average selling prices with consideration of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by management, adjusted for applicable discounts.
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
Shipping and Handling Costs
Shipping and handling costs are included in cost of revenue.
Stock-Based Compensation
The Company accounts for stock-based compensation, including from restricted common stock awards (RSAs), grants of restricted stock units (RSUs), and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant. The fair value of RSAs is the difference between the fair value of the underlying stock at the measurement date and the purchase price. The fair value of RSUs is the fair value of the underlying stock at the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-Scholes valuation model. For share-based payment awards that vest subject to the satisfaction of a service requirement, the fair value of the awards is recognized as expense on a straight-line basis over the requisite service period in which the awards are expected to vest. For share-based payment awards with performance-based vesting conditions, the fair value of the awards is recognized as expense using the accelerated attribution method over the vesting period. Forfeitures are accounted for in the period in which they occur. Share-based payment awards that include a service condition and a performance condition are expected to vest when the performance condition is probable of being met.
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
Fair Value of Common Stock
For grants prior to the Company’s initial public offering (IPO) in December 2020, the grant-date fair market value of the shares of common stock underlying stock options was determined by the Company’s Board of Directors with assistance of third-party valuation specialists. Because there was no public market for the Company’s common stock, the Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which include important developments in the Company’s operations, the prices at which the Company sold shares of its convertible preferred stock, the rights, preferences and privileges of the Company’s convertible preferred stock relative to those of the Company’s common stock, actual operating results, financial performance, external market conditions in the life sciences industry,

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
general U.S. market conditions, equity market conditions of comparable public companies, and the lack of marketability of the Company’s common stock. For all grants subsequent to the IPO, the fair value of common stock was determined by using the closing price per share of common stock as reported on the Nasdaq Global Select Market.
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
Risk-Free Interest Rate
The risk-free interest rate is based on the yield available on U.S. Treasury issues similar in duration to the expected term of the equity-settled award.
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
The Company’s participating securities include the Company’s convertible preferred stock that was outstanding prior to the completion of the Company’s IPO, as the holders were entitled to receive noncumulative dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of convertible preferred stock, as well as the holders of early exercised shares subject to repurchase, do not have a contractual obligation to share in losses.
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

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard clarifies the definition of a lease and requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The Company anticipates that it will no longer qualify as an emerging growth company as of December 31, 2021, and will first present the application of this standard in its annual financial statements for the year ended December 31, 2021. While the Company has not yet quantified the impact, these adjustments will increase total assets and total liabilities relative to such amounts reported prior to adoption.
3.FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

		June 30, 2021
		Level 1	Level 2	Level 3	Total
Assets:	Classification:
Money market funds	Cash and cash equivalents	$369,580	$—	$—	$369,580
U.S. Treasury securities	Investments	—	147,098	—	147,098
Total assets measured at fair value		$369,580	$147,098	$—	$516,678

		December 31, 2020
		Level 1	Level 2	Level 3	Total
Assets:	Classification:
Money market funds	Cash and cash equivalents	$333,585	$—	$—	$333,585
U.S. Treasury securities	Investments	—	98,278	—	98,278
Total assets measured at fair value		$333,585	$98,278	$—	$431,863

There were no financial liabilities measured at fair value. The Company classifies money market funds within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classifies its investments in U.S. Treasury securities (Treasury bills, Treasury notes, and Treasury bonds) as Level 2 instruments and obtains fair value from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model-driven valuations using observable market data or inputs corroborated by observable market data.
The carrying amount of the Company’s accounts receivable, other receivables, prepaid expenses, other current assets, accounts payable, and accrued expenses approximate fair value due to their short maturities.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	June 30, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Money market funds	$369,580	$—	$—	$369,580
U.S. Treasury securities	147,132	10	(44)	147,098
Total	$516,712	$10	$(44)	$516,678

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Money market funds	$333,585	$—	$—	$333,585
U.S. Treasury securities	98,223	57	(2)	98,278
Total	$431,808	$57	$(2)	$431,863
As of June 30, 2021 and December 31, 2020, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of June 30, 2021 and December 31, 2020, the weighted-average remaining maturity of the Company’s investment portfolio was less than one year.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
4.OTHER FINANCIAL STATEMENT INFORMATION
Inventory
Inventory consists of the following (in thousands):

	June 30,	December 31,
	2021	2020

Raw materials	$1,833	$—
Finished goods	837	551
Total inventory	$2,670	$551
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2021	2020

Laboratory equipment	$10,893	$8,075
Computer equipment and software	429	182
Furniture and fixtures	478	241
Leasehold improvements	2,369	2,294
Property and equipment	14,169	10,792
Less: accumulated depreciation and amortization	3,393	2,351
Total property and equipment, net	$10,776	$8,441
Depreciation and amortization expense related to property and equipment was $0.6 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense related to property and equipment was $1.0 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020

Accrued compensation	$2,486	$2,866
Accrued professional services	374	1,074
Accrued property and equipment	361	—
Accrued inventory purchases	1,037	—
Restricted stock liability, current	383	484
Other	949	723
Total accrued expenses	$5,590	$5,147

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5.REVENUE AND DEFERRED REVENUE
Product revenue consists of instruments, consumables and platform evaluation agreements. Related party revenue is comprised of both the sale of products and services performed.
As of June 30, 2021 and December 31, 2020, the Company recorded $0.4 million and $0.3 million of contract liabilities, consisting of deferred revenue. None of the revenue recorded in the six months ended June 30, 2021 was included in contract liabilities as of December 31, 2020. All contract liabilities are expected to be recognized as revenue in the next twelve months.
Research Agreements
In February 2019 and March 2020, the Company entered into sponsored research agreements with a biotechnology company and a pharmaceutical company, respectively, under which the Company is required to execute certain research and development activities for total aggregate consideration payable of $0.9 million. During the three and six months ended June 30, 2021 and 2020, the Company did not recognize any revenue with respect to these agreements.
NIH Grant
In August 2019, the Company received a notice of a Small Business Innovation Research grant award from the National Institutes of Health, which will provide funding of approximately $1.1 million to the Company for its development of research applications. In June 2020, the Company received a notice that additional grant consideration of $0.9 million will be awarded. During the three months ended June 30, 2021 and 2020, the Company recognized grant revenue of $0.1 million and $0.1 million, respectively, with respect to the award. During the six months ended June 30, 2021 and 2020, the Company recognized grant revenue of $0.2 million and $0.2 million, respectively, with respect to the award.
6.CAPITAL STOCK AND STOCKHOLDERS’ EQUITY
As of June 30, 2021, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.
Common Stock
Common stock issued and outstanding is as follows:

	June 30,	December 31,
	2021	2020

Class A common stock	56,722,925	53,395,319
Class B common stock	4,700,338	5,865,732
Total common stock issued and outstanding	61,423,263	59,261,051
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

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
As of June 30, 2021, there are 8,302,701 shares of Class A common stock reserved for issuance under the 2020 Plan of which 5,965,116 shares are available for issuance in connection with grants of future awards.
Stock option activity for the six months ended June 30, 2021 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance - December 31, 2020	9,551,105	$5.55
Options granted	1,015,699	54.65
Options exercised	(530,178)	0.77
Options cancelled and forfeited	(139,424)	18.81
Balance - June 30, 2021	9,897,202	$10.66
Vested and exercisable, June 30, 2021	2,128,772	$3.44
Restricted Stock
Certain stock options granted under the 2017 Plan provide stock option holders the right to exercise unvested stock options in exchange for restricted shares of Class A common stock. The Company has also issued restricted shares of Class A common stock to employees and directors under the 2017 Plan.
The activity of restricted shares of Class A common stock for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	775,641	$1.77
Granted	10,728	1.66
Repurchased	(19,728)	1.14
Vested	(340,196)	1.62
Unvested at June 30, 2021	426,445	$1.92

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
RSUs
The Company has granted RSUs under the 2020 RSU Plan and the 2020 Plan. RSU activity for the six months ended June 30, 2021 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2020	491,318	$7.91
Granted	253,883	56.66
Vested	(1,762)	43.39
Cancelled	(3,543)	19.00
Balance at June 30, 2021	739,896	$24.50

Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (ESPP), which was subsequently approved by the Company’s stockholders and became effective in connection with the IPO. A total of 1,195,327 shares of Class A common stock are reserved for issuance under the ESPP as of June 30, 2021. The first offering period has not commenced as of June 30, 2021 and there is no stock-based compensation related to the ESPP for the three months ended June 30, 2021.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation recognized in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cost of revenue	$344	$—	$747	$—
Research and development	1,098	170	2,187	351
Selling, general and administrative	4,989	638	9,535	1,036
Total stock-based compensation	$6,431	$808	$12,469	$1,387

8.COMMITMENTS
Facility Lease Agreement
On January 4, 2019, the Company entered into a lease agreement for office and laboratory space in Redwood City, California. The lease term commenced in November 2019 and ends on September 30, 2029. In connection with the lease and its amendments, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million, which is secured by restricted cash that is classified as non-current at June 30, 2021 and December 31, 2020 based on the term of the underlying lease.
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

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company entered into another amendment to the lease agreement with respect to its facility in Redwood City, California in April 2021. The amendment expanded the office and laboratory space by approximately 25,000 square feet, commenced in May 2021, and has a term of approximately 11 years.
Rent expense was $0.6 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Rent expense was $0.8 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. The Company is required to pay property taxes, insurance, and normal maintenance costs for the facility and will be required to pay any increases over the base year of these expenses.
As of June 30, 2021, future minimum commitments under the Company’s non-cancelable facility operating lease are as follows:

Years ending December 31,	(in thousands)
2021 (six months remaining)	$398
2022	2,517
2023	3,642
2024	3,747
2025	3,856
Thereafter	27,013
Total	$41,173
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $5.1 million and $3.1 million as of June 30, 2021 and December 31, 2020, respectively, and are excluded from the future minimum commitments table above.
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2021 and December 31, 2020, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
PrognomIQ constitutes a related party and, as of June 30, 2021 and December 31, 2020, the Company recorded $0.4 million and $0.1 million in related party receivables, respectively, on the condensed consolidated balance sheets representing amounts due from product sales and services and for general transition services and support provided. Revenue received from PrognomIQ is recorded as related party revenue on the condensed consolidated statements of operations and comprehensive loss and is comprised of both the sale of consumables and services performed.
10.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Numerator:
Net loss attributable to common stockholders	$(16,616)	$(6,117)	$(33,045)	$(11,610)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	60,841,657	9,718,393	60,367,433	9,320,520
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.63)	$(0.55)	$(1.25)

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Convertible preferred stock	—	29,026,787	—	29,026,787
Class A common stock options issued and outstanding	9,897,202	6,340,390	9,897,202	6,340,390
Restricted common stock subject to future vesting	426,445	1,886,297	426,445	1,886,297
Restricted stock units	739,896	101,510	739,896	101,510
Total	11,063,543	37,354,984	11,063,543	37,354,984

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
Overview
We aim to enable exceptional scientific outcomes by commercializing transformative products for researchers to unlock deep, unbiased biological information. Our initial product, the Proteograph Product Suite (Proteograph), will leverage our proprietary engineered nanoparticle (NP) technology to provide unbiased, deep, rapid and large-scale access across the proteome. Our Proteograph Product Suite is an integrated solution that is comprised of consumables, our SP100 automation instrument and the Proteograph Analysis Suite software. Our Proteograph solution provides an easy-to-use workflow, which has the potential to make proteomic profiling, and the analysis of the thousands of samples needed to characterize the complex, dynamic nature of the proteome, accessible for nearly any laboratory. We believe that characterizing and understanding the full complexity of the proteome is foundational for accelerating biological insights and will lead to broad potential end-markets for proteomics, encompassing basic research and discovery, translational research, diagnostics and applied applications. This full understanding of the complexity of the proteome requires large-scale, unbiased and deep interrogation of thousands of samples across time, which we believe is unavailable with the proteomic approaches available today. We believe that our Proteograph has the potential to enable researchers to perform proteomics studies at scale, similar to the manner in which next generation sequencing (NGS) technologies have transformed genomics.
Since we were incorporated in 2017, we have devoted substantially all of our resources to research and development activities, including with respect to our Proteograph Product Suite, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities.
Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful commercialization of our Proteograph. We plan to commercialize our Proteograph utilizing a three phase commercialization plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets, including NGS. We have completed the first Collaboration phase, during which we signed collaboration agreements with a small number of key opinion leaders in proteomics, whose assessment and validation of products can significantly influence other researchers in their respective markets. We recently commenced the second, or Limited Release, phase of our commercialization plan, and have generated our first revenues from product sales during the second quarter of 2021. We will continue to target sales of our Proteograph Product Suite to select sites performing large-scale proteomics or genomics research. We will work closely with these sites, which we expect will serve as models for the rest of the market, to exemplify applications that demonstrate the unique value proposition of our Proteograph. We expect this phase to continue through 2021 and lead into the third phase of commercialization, Broad Release, in early 2022.
We are commercializing our Proteograph Product Suite as an integrated solution comprising consumables, our SP100 automation instrument and software. Our commercial strategy will focus on growing adoption by the research community of our Proteograph, expanding the installed base and increasing utilization to generate revenue from the purchase of Proteograph consumables. We expect a highly efficient sales model since our Proteograph solution does not have a large capital expenditure component and our workflow integrates with most existing proteomics laboratories’ workflows and also complements large-scale genomics research.
We intend to broadly commercialize our Proteograph Product Suite through a direct sales channel in the United States, and through both direct and distributor sales channels in regions outside the United States. Given our stage of commercialization, we are currently in the early stages of building sales, marketing, support and product distribution capabilities. We intend to build the necessary infrastructure for these activities in the United States, European Union, the United Kingdom, and potentially other countries and regions, including Asia-Pacific, as we execute on our three phase commercialization strategy for our Proteograph.
We leverage well-established unit operations to formulate and manufacture our NPs and to assemble our assay kits at our facilities in Redwood City, California. We procure some of our consumables, including components of our NPs, from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing our proprietary engineered NPs. We are currently manufacturing using our pilot line and building out our manufacturing capabilities as we ramp towards broad release. We obtain some of the reagents and components used in our Proteograph Product Suite workflow from third-party suppliers. While some of these reagents and components are sourced from a single supplier, these products are readily available from numerous suppliers. While we currently handle packaging of our Proteograph assay and the related consumables, in the future, we may have our packaging outsourced to a third-party. While we currently plan to handle filling of our Proteograph assay reagents both internally and externally, in the future, we may have some of our internal filling outsourced to a third-party. We conduct vendor and component qualification for components provided by third-party suppliers and quality control tests on all of our NPs. We will need to substantially expand our NP manufacturing capabilities to enable the successful commercialization of our Proteograph.
We have designed our SP100 automation instrument and have outsourced the manufacturing of our SP100 to Hamilton Company, a leading manufacturer of automated liquid handling workstations. We have entered into a non-exclusive agreement with Hamilton that covers the manufacturing of our SP100 and its continued supply on a purchase order basis. The agreement has an initial term that runs three years following our commercial launch. Pricing for the supply of our SP100 automation instrument is on a fixed schedule during the initial term of the agreement, with tiered pricing dependent upon the number of units purchased in a twelve-month period.
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
During the six months ended June 30, 2021 and 2020, we incurred a net loss of $33.0 million and $11.6 million, respectively. As of June 30, 2021, we had an accumulated deficit of $88.4 million and cash, cash equivalents, and investments of $517.8 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future.
We expect our expenses to increase significantly in connection with our ongoing activities, as we:
•continue to develop and commercialize our Proteograph Product Suite;
•attract, hire and retain qualified personnel;
•establish a sales, marketing, service, support and distribution infrastructure as part of our commercialization efforts;
•build-out and expand our in-house NP manufacturing capabilities;
•continue to engage in research and development of other products and enhancements to our Proteograph Product Suite;
•implement operational, financial and management information systems;
•obtain, maintain, expand, and protect our intellectual property portfolio; and
•build the infrastructure to operate as a public company.

PrognomIQ
In August 2020, we transferred certain assets related to human disease testing to PrognomIQ, Inc. (PrognomIQ), a new wholly-owned subsidiary, in exchange for all of its outstanding equity interests. Following the transfer, we completed a pro-rata distribution to our stockholders of most of the shares of capital stock of PrognomIQ. Following the distribution and a subsequent $55.0 million equity financing of PrognomIQ, we hold approximately 19% of the outstanding capital stock in PrognomIQ.
The rationale for this transaction was to enable the growth of ecosystems around new applications that leverage unbiased, deep and large-scale proteomic information. The transaction allows us to remain focused on our core strategy, which is to be a provider, rather than a consumer, of proteomics solutions to all customers across these ecosystems. By focusing on our role as a provider of proteomics solutions, we are no longer potentially competing with, or creating the perception that we are competing with, our customers. Our relationship with PrognomIQ does not preclude us from selling our Proteograph Product Suite to any customer in any geography, nor does it preclude our customers from using our Proteograph in any way. PrognomIQ has indicated that it plans to combine the protein data from our Proteograph solution with genomics and other -omics data, to create a multi-omics approach to health and disease testing. We believe PrognomIQ’s use of proteomics and the potential for other similar companies that use proteomics in their research and products will help us drive the adoption of our Proteograph Product Suite in these applications. We have entered into certain agreements with PrognomIQ.
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
We granted PrognomIQ a non-exclusive license to certain patents and patent applications that we own and a non-exclusive sublicense to certain patent applications we exclusively licensed from BWH, in each case relating to our core technology, to develop, manufacture and commercialize licensed products for the field of human diagnostics on a worldwide basis. In consideration of the non-exclusive sublicense to certain patent applications licensed from BWH, PrognomIQ paid us a low-five digit figure, and would pay a low single digit royalty, in an amount equivalent to what we would have to pay under our license with BWH, on net sales of sublicensed products beginning with the first commercial sale of a sublicensed product during the term of the agreement. We do not view these amounts to be material to our financial condition and results of operations nor do we expect these amounts to be material to us in the future. In accordance with the non-exclusive license agreement with PrognomIQ, we entered into a supply agreement with PrognomIQ in June 2021. The PrognomIQ supply agreement provides that we will supply PrognomIQ with the Proteograph Product Suite and associated consumables.
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

Components of Results of Operations
Revenue
We generate revenue from product sales, which includes sales of our Proteograph Product Suite and associated consumables as well as our platform evaluation agreements. In addition, we generate revenue from performing services and the receipt of grant revenue for the reimbursement of research-related expenses. Our revenue is primarily generated domestically. We intend to focus our commercial efforts in the United States and expect to grow our international presence. A portion of our revenue is generated by sales to a related party and we anticipate a portion of our revenue to continue to be generated by such related party. Our grant-funded activities are expected to decrease as a percentage of total revenue as we continue to ramp up commercialization of our Proteograph Product Suite and our product offerings.
Cost of Revenue
We utilize third-party manufacturers for production of our SP100 instrument and we manufacture our NPs and assemble our assay kits internally. Cost of goods sold consists primarily of costs of the components of Proteograph Product Suite, including the SP100, consumables and software, and distribution-related expenses such as logistics and shipping costs.
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

Results of Operations
Comparisons of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Product	$837	$—	$837	*
Related party	380	—	380	*
Grant	117	71	46	65%
Total revenue	1,334	71	1,263	1779%
Cost of revenue:
Product	504	—	504	*
Related party	82	—	82	*
Total cost of revenue	586	—	586	*
Gross profit	748	71	677	954%
Operating expenses:
Research and development	6,935	4,536	2,399	53%
Selling, general and administrative	10,484	1,902	8,582	451%
Total operating expenses	17,419	6,438	10,981	171%
Loss from operations	(16,671)	(6,367)	(10,304)	162%
Other income (expense):
Interest income	55	250	(195)	(78)%
Interest expense	—	—	—	*
Other expense	—	—	—	*
Total other income	55	250	(195)	(78)%
Net loss	$(16,616)	$(6,117)	$(10,499)	172%
* Not meaningful
Revenue

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$1,334	$71	$1,263	1779%
Revenue increased by $1.3 million, or 1779%, from $0.1 million during the three months ended June 30, 2020 to $1.3 million during the three months ended June 30, 2021, due to sales of products related to our Proteograph Product Suite in the three-months ended June 30, 2021. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument and assay kits, platform evaluations, and services, of which $0.4 million was related to related parties. Revenue related to our grant-funded activities related to our SBIR grant from the NIH increased modestly between the two periods.

Cost of Revenue

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$586	$—	$586	*
Cost of revenue for the three months ended June 30, 2021 was $0.6 million compared to $0 for the three months ended June 30, 2020, primarily due to the first sales of our Proteograph Product Suite. Cost of revenue related to our Proteograph Product Suite consist of costs of the SP100 instrument, assay kits and other related costs, including labor and overhead.
Research and Development

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$6,935	$4,536	$2,399	53%
R&D expenses increased by $2.4 million, or 53%, from $4.5 million during the three months ended June 30, 2020 to $6.9 million during the three months ended June 30, 2021. The increase was primarily due to an increase in product development efforts related to our Proteograph Product Suite, including $1.0 million in employee compensation costs and other related costs, $0.9 million in stock-based compensation due to growth in research and development personnel and $1.0 million related to the expansion of facilities and maintenance and depreciation of laboratory equipment. This was offset by a decrease in prototype materials of $(0.4) million and clinical study fees of $(0.2) million related to the costs associated with the ramp down of site enrollment for clinical studies related to the collection of biological samples for research use. These clinical studies are related to the assets transferred to PrognomIQ.
Selling, General and Administrative

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$10,484	$1,902	$8,582	451%
Selling, general and administrative expenses increased by $8.6 million, or 451% , from $1.9 million during the three months ended June 30, 2020 to $10.5 million during the three months ended June 30, 2021, due to a $1.9 million increase in employee compensation and other related expenses, and a $4.4 million stock-based compensation increase and $0.2 million in facility and other related expenses, as a result of an increase in personnel, including the addition of key members of executive management. Other increases are attributable to $0.3 million in marketing costs related to the Limited Release phase of our commercial plan, and costs related to becoming a publicly traded company including a $0.3 million increase in professional and consulting fees related to accounting and audit services, a $0.3 million increase in corporate and patent legal matters, and a $1.1 million increase in general business expenses which includes insurance premiums.
Total Other Income

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Total other income	$55	$250	$(195)	(78)%

Total other income decreased by $0.2 million, or 78%, from $0.3 million during the three months ended June 30, 2020 to $0.1 million during the three months ended June 30, 2021. Short-term interest rate yields decreased significantly during fiscal year 2020 and remained low during the first half of fiscal year 2021. These decreases were partially offset quantitatively by higher amounts of cash invested in money market funds and U.S. Treasury securities during fiscal year 2020 and the first half of fiscal year 2021 as a result of multiple private and public financing events.
Comparisons of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Product	$837	$—	$837	*
Related party	380	—	380	*
Grant	179	248	(69)	(28)%
Total revenue	1,396	248	1,148	463%
Cost of revenue
Product	504	—	504	*
Related party	82	—	82	*
Total cost of revenue	586	—	586	*
Gross profit	810	248	562	227%
Operating expenses:
Research and development	13,162	8,758	4,404	50%
Selling, general and administrative	20,816	3,682	17,134	465%
Total operating expenses	33,978	12,440	21,538	173%
Loss from operations	(33,168)	(12,192)	(20,976)	172%
Other income (expense):
Interest income	123	582	(459)	(79)%
Interest expense	—	—	—	*
Other expense	—	—	—	*
Total other income	123	582	(459)	(79)%
Net loss	$(33,045)	$(11,610)	$(21,435)	185%
* Not meaningful
Revenue

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$1,396	$248	$1,148	463%
Revenue increased by $1.1 million, or 463%, from $0.2 million during the six months ended June 30, 2020 to $1.4 million during the six months ended June 30, 2021, due to sales of products related to our Proteograph Product Suite in the three-months ended June 30, 2021. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument and assay kits, platform evaluations, and services, of which $0.4 million was related to related parties. Revenue related to our grant-funded activities related to our SBIR grant from the NIH declined between the two periods.

Cost of Revenue

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$586	$—	$586	*
Cost of revenue for the six-months ended June 30, 2021 was $0.6 million compared to $0 for the six months ended June 30, 2020, primarily due to the first sales of our Proteograph Product Suite. Cost of revenue related to our Proteograph Product Suite consist of costs of the SP100 instrument, assay kits and other related costs, including labor and overhead.
Research and Development

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$13,162	$8,758	$4,404	50%
R&D expenses increased by $4.4 million, or 50%, from $8.8 million during the six months ended June 30, 2020 to $13.2 million during the six months ended June 30, 2021. The increase was primarily due to an increase in product development efforts related to our Proteograph Product Suite including $1.5 million in employee compensation and other related costs and $1.8 million in stock-based compensation due to growth in research and development personnel, $1.7 million related to the expansion of facilities and maintenance and depreciation of laboratory equipment, and $0.3 million in professional and consulting fees. This was offset by a decrease in prototype materials of $(0.4) million as we enter the Limited Release phase of our commercial plan and a decrease in clinical study fees of $(0.6) million related to the costs associated with the ramp down of site enrollment for clinical studies related to the collection of biological samples for research use. These clinical studies are related to the assets transferred to PrognomIQ.
Selling, General and Administrative

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$20,816	$3,682	$17,134	465%
Selling, general and administrative expenses increased by $17.1 million, or 465%, from $3.7 million during the six months ended June 30, 2020 to $20.8 million during the six months ended June 30, 2021, primarily due to a $4.0 million increase in employee compensation and other related expenses, and a $8.5 million stock-based compensation increase, as a result of an increase in personnel, including the addition of key members of executive management. Other increases are attributable to $0.5 million in marketing costs and $0.1 million in travel costs related to the Limited Release phase of our commercial plan, and costs related to becoming a publicly traded company including a $0.9 million increase in professional and consulting fees related to accounting and audit services, a $0.7 million increase in corporate and patent legal matters, and a $2.1 million increase in general business expenses which includes insurance premiums and state and local business taxes.
Total Other Income

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Total other income	$123	$582	$(459)	(79)%

Total other income decreased by $0.5 million, or 79%, from $0.6 million during the six months ended June 30, 2020 to $0.1 million during the six months ended June 30, 2021. Short-term interest rate yields decreased significantly during fiscal year 2020 and remained low during the first half of fiscal year 2021. These decreases were partially offset quantitatively by higher amounts of cash invested in money market funds and U.S. Treasury securities during fiscal year 2020 and the first half of fiscal year 2021 as a result of multiple private and public financing events.
Liquidity and Capital Resources
Since the date of our incorporation, we have not generated significant revenue from product sales and have incurred significant operating losses and negative cash flows from operations. Our operations have been funded primarily through the sale and issuance of equity securities since inception. We anticipate that we will continue to incur net losses and do not expect positive cash flows from operations for the foreseeable future. However, based on our cash on hand, we believe we will have adequate liquidity over the next twelve months following the date of this Quarterly Report to operate our business and to meet our cash requirements.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(25,222)	$(9,853)
Net cash provided by (used in) investing activities	(52,263)	$10,271
Net cash provided by financing activities	114,756	$55,040
Net increase in cash, cash equivalents and restricted cash	$37,271	$55,458
Operating Activities
During the six months ended June 30, 2021, cash used in operating activities was $25.2 million, which was attributable to a net loss of $(33.0) million and a net change in our net operating assets and liabilities of $(6.1) million, partially offset by non-cash charges of $13.9 million. Non-cash charges primarily consisted of $12.5 million in stock-based compensation, $1.0 million of depreciation and amortization and $0.4 million of net amortization of premiums on available-for-sales securities. The change in our net operating assets and liabilities was primarily due to an increase in inventory levels of $2.1 million, an increase in prepaid expenses, including insurance, of $2.8 million related to being a public company and an increase in accounts receivable and related party receivables of $1.2 million from commercial sales and other receivables.
During the six months ended June 30, 2020, cash used in operating activities was $9.9 million. which was attributable to a net loss of $(11.6) million and a net change in our net operating assets and liabilities of $(0.4) million offset by non-cash charges of $2.2 million. Non-cash charges primarily consisted of $1.4 million in stock-based compensation and $0.7 million of depreciation and amortization. The change in our net operating assets and liabilities was primarily due to a decrease of $0.5 million in accrued expenses and an increase in other receivables of $0.3 million, partially offset by an increase in deferred revenue of $0.3 million and an increase in deferred rent of $0.3 million.

Investing Activities
During the six months ended June 30, 2021, cash used in investing activities was $52.3 million, which related to purchases of available-for-sale securities, net of proceeds from maturities of $(49.3) million and $(2.9) million in payments primarily for laboratory equipment.
During the six months ended June 30, 2020, cash provided by investing activities was $10.3 million, which related to proceeds from maturities, net of purchases of available-for-sale securities of $13.8 million, offset by $(3.5) million in payments primarily for laboratory equipment.
Financing Activities
During the six months ended June 30, 2021, cash provided by financing activities was $114.8 million. This was attributable to net proceeds of $103.0 million from issuance of common stock upon our follow-on offering, net of issuance costs of $(7.6) million, and $11.4 million in short-swing profits from a beneficial owner.
During the six months ended June 30, 2020, cash provided by financing activities was approximately $55.0 million, which was primarily attributable to proceeds from sale of Series D-1 convertible preferred stock, net of issuance costs.

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
In April 2021, we entered into a lease amendment for this facility to further expand the office and laboratory space for an approximate term of 11-years. Payments associated with this operating lease agreement will result in additional operating lease obligations not included in the above table of approximately $160,000 per month plus operating expenses.
We have certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $5.1 million as of June 30, 2021. These payments are not included in the table of contractual obligations above.

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
We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (ii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years or (iii) the date on which we are deemed a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates, or (iv) the last day of the fiscal year following the fifth anniversary of completion of our initial public offering. We anticipate that we will no longer qualify as an emerging growth company as of December 31, 2021 and expect to become a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2021 because of the material weakness in internal controls further discussed below. Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our unaudited condensed consolidated financial statements, included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Specifically, our management determined that, as of June 30, 2021, we have material weaknesses in each of the following components of the “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission:
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
Remediation Plan

We have begun to take certain actions to address the control deficiencies in our financial reporting, including hiring three finance department employees with appropriate expertise, including our Chief Financial Officer and our Controller, and retaining an accounting consulting firm to provide additional depth and breadth to our technical accounting and financial reporting capabilities. We have also begun to review and document our accounting and financial processes and internal controls, build out our financial management and reporting systems infrastructure, and further develop and formalize our accounting policies and financial reporting procedures, which includes ongoing senior management review and establishing our audit committee oversight. In addition, we have commenced work with a consulting firm to assist in the design effectiveness and testing of our internal controls and we plan to hire an additional four finance and accounting personnel during 2021 to assist in executing on these specific functions, of which we have hired two personnel as of June 30, 2021.
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
Changes in Internal Control over Financial Reporting
Except for the identification of the material weaknesses and the remediation plan described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•we have not yet commenced the Broad Release phase of our commercial launch plan for our Proteograph Product Suite, and we may not be able to successfully commence this phase as planned;
•even if we are able to commence the Broad Release phase of our commercial launch plan, our success depends on broad scientific and market acceptance of our Proteograph, which we may fail to achieve;
•even if our Proteograph Product Suite is broadly commercialized and achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products, our revenues and our prospects could be harmed;
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
We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. For the three months ended June 30, 2021 and 2020, we incurred net losses of $16.6 million and $6.1 million, respectively. For the six months ended June 30, 2021 and 2020, we incurred net losses of $33.0 million and $11.6 million, respectively. As of June 30, 2021, we had an accumulated deficit of $88.4 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and our Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and future commercialization of our Proteograph Product Suite and research and development efforts for products. These efforts may prove more costly than we currently anticipate. While we have generated product revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a newly public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
We have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance.
We have not yet broadly commercialized our Proteograph Product Suite or any other products. Our operations to date have been primarily focused on developing our technology and products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have not yet achieved market acceptance for our products, produced our products at scale, established a sales model, or conducted sales and marketing activities necessary for successful broad product commercialization. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products.
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
•the timing and cost of, and level of investment in, research and development and commercialization activities relating to our Proteograph Product Suite, including our SP100 automation instrument, proprietary engineered nanoparticle (NP) technology and Proteograph Analysis Suite software, which may change from time to time;
•the level of demand for any products we are able to commercialize, particularly our Proteograph Product Suite, which may vary significantly from period to period;
•our ability to drive adoption of our Proteograph in our target markets and our ability to expand into any future target markets;
•the prices at which we will be able to sell our Proteograph Product Suite;
•the volume and mix of our sales between our Proteograph Product Suite and associated consumables, or changes in the manufacturing or sales costs related to our products;
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
The market for proteomics and genomics technologies and products is evolving, making it difficult to predict with any accuracy the size of the markets for our current and future products, including our Proteograph Product Suite. Our estimates of the total addressable market for our current and future products are based on a number of internal and third-party estimates and assumptions. In particular, our estimates are based on our expectations that researchers in the market for certain life sciences research tools and technologies will view our products as competitive alternatives to, or better options than, existing tools and technologies. We also expect researchers will recognize the ability of our products to complement, enhance and enable new applications of their current tools and technologies. We expect them to recognize the value proposition offered by our products, enough to purchase our products in addition to the tools and technologies they already own. Underlying each of these expectations are a number of estimates and assumptions that may be incorrect, including the assumptions that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products and that researchers have sufficient samples and an unmet need for performing proteomics studies at scale across thousands of samples. In addition, sales of new products into new market opportunities may take years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. New life sciences technology may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new markets and new products are even more difficult to predict. Our product is an innovative new product, and while we draw comparisons between the evolution and growth of the genomics and proteomics markets, the proteomics market may develop more slowly or differently. In addition, our Proteograph Product Suite may not impact the field of proteomics in the same manner or degree, or within the same time frame, that NGS technologies have impacted the field of genomics, or at all. While we believe our assumptions and the data underlying our estimates of the total addressable market for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the total addressable market for our products may be incorrect.
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
We have not yet commenced the Broad Release phase of our commercial launch plan for our Proteograph Product Suite, and we may not be able to commence this phase as planned.
We have not yet initiated a broad commercial launch of our Proteograph Product Suite. We plan to follow a three phase launch plan to commercialize our Proteograph, which includes a Collaboration phase, a Limited Release phase and a Broad Release phase. We have moved into the second phase of commercialization, the Limited Release phase of our commercial launch plan. Our commercialization plan may not progress as planned due to:
•the inability to establish the capabilities and value proposition of our Proteograph Product Suite with key opinion leaders in a timely fashion;
•the potential need or desire to modify aspects of our Proteograph Product Suite during the second phase or prior to entering into the third phase of our commercial launch plan;
•changing industry or market conditions, customer requirements or competitor offerings over the span of our commercialization plan;

•delays in building out our sales, customer support and marketing organization as needed for each of the phases of our commercialization plan;
•delays in ramping up manufacturing, either internally or through our suppliers to meet the expected demand in each of the phases of our commercialization plan; and,
•the impact of the COVID-19 pandemic on the economy and research industries, our business operations, and resources and the operations of our customers, suppliers, and distributors.
To the extent our commercial launch plan is delayed or unsuccessful, our financial results will be adversely impacted.
Even if we are able to commence the Broad Release phase of our commercial launch plan, our success depends on broad scientific and market acceptance of our Proteograph, which we may fail to achieve.
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
The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products in the applicable field of research. The life sciences scientific community is often led by a small number of early adopters and key opinion leaders who significantly influence the rest of the community through publications, including peer-reviewed journals. In such journal publications, the researchers will describe not only their discoveries, but also the methods, and typically the products used, to fuel such discoveries. Mentions in publications, including peer-reviewed journal publications, are a driver for the general acceptance of life sciences products, such as our Proteograph Product Suite. During the Collaboration and Limited Release phases of our commercialization plan, we intend to collaborate with a small number of key opinion leaders who are highly skilled at evaluating novel technologies and whose feedback can help us solidify our commercialization plans and processes. Ensuring that early adopters and key opinion leaders publish research involving the use of our products is critical to ensuring our products gain widespread scientific acceptance. In addition, continuing collaborative relationships with key opinion leaders will be vital to maintaining any market acceptance we achieve. If too few researchers describe the use of our products, too many researchers utilize or shift to a competing product and publish research outlining their use of that product or too many researchers negatively describe the use of our products in publications, it may drive customers away from our products and it may delay our progression towards the broad release phase of our commercialization plan.
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
We have limited experience as a company in sales and marketing and our ability to successfully commercialize depends on our being able to attract customers for our Proteograph Product Suite. Although members of our management team have considerable industry experience, we need to expand our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise prior to the broad release of our Proteograph Product Suite. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:
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
The typical development cycle of new life sciences products can be lengthy and complicated, and may require new scientific discoveries or advancements, considerable resources and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. If we do not achieve the required technical specifications or successfully manage new product development processes, or if development work is not performed according to schedule, then such new technologies or products may be adversely impacted. If we are unable to successfully develop new products, enhance our Proteograph Product Suite to meet customer requirements, compete with alternative products, or otherwise gain and maintain market acceptance, our business, results of operations and financial condition could be harmed.
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
In the near term, we expect that substantially all of our revenue will be derived from sales of our Proteograph Product Suite, including our instruments and associated consumables, to academic, research and commercial institutions. We have moved into the Limited Release phase of our commercialization plan and, as a result, in the near term, our ability to drive the adoption of our Proteograph solution will depend on our ability to visit customer sites, the ability of our customers to access laboratories, and the ability to install and train on our Proteograph Product Suite and conduct research in light of the COVID-19 pandemic. Additionally, since we have moved into the Limited Release phase of our commercialization plan, the research and development budgets of these customers, the ability of such customers to receive funding for research, and the ability of such customers to receive instrument installations and visitors to their facilities and to travel to our facilities, other laboratories and industry events, has become increasingly important to the adoption of our Proteograph. All of these considerations are impacted by factors beyond our control, such as:
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Developing and commercializing our Proteograph Product Suite will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution, quality assurance and other personnel. In addition, we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a newly public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2017. As our organization continues to grow, we will be required to implement more complex organizational management structures, and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.
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
While we have moved into the Limited Release phase, we do not expect to have broad release of our Proteograph Product Suite and associated consumables until early 2022. If we are able to successfully broadly commercialize our Proteograph, we expect that we will generate substantially all of our revenue from the sale of our Proteograph Product Suite and associated consumables. There can be no assurance that we will be able to successfully commercialize our Proteograph solution, design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for life sciences research tools in general and in proteomics and genomics technologies specifically, we will be expected to upgrade or adapt our Proteograph solution keep up with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that our Proteograph Product Suite will increase study sizes for our future customers and their associated purchases of our consumables. If sales of our instruments fail to materialize, or our assumptions about study sizes or customer purchases of our consumables, so will the related consumable sales and associated revenue.
In our development and commercialization plans for our Proteograph Product Suite, we may forego other opportunities that may provide greater revenue or be more profitable. If our research and product development efforts do not result in commercially viable products within anticipated timelines, or at all, our business and results of operations will be adversely affected. Any delay or failure by us to develop and release our Proteograph Product Suite or new products or product enhancements would have a substantial adverse effect on our business and results of operations.
Our business will depend significantly on research and development spending by academic and other research institutions, and other third parties, including commercial organizations, and any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.
We expect that substantially all of our sales revenue in the near term will be generated from sales to academic institutions, other research institutions and commercial companies. Certain of these customers’ funding will be, in turn, provided by various state, federal and international government agencies. As a result, the demand for our

Proteograph Product Suite will depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
•macroeconomic conditions;
•opinions in the scientific community, including researchers’ opinions of the utility of our Proteograph solution;
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
We rely on single suppliers for some of the components of our Proteograph Product Suite, including a single contract manufacturer to manufacture and supply our instruments. If these supplier or manufacturers should fail or not perform satisfactorily, our ability to meet demand and supply our Proteograph Product Suite would be adversely affected.
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
In the event it becomes necessary to utilize one or more different contract manufacturers for automated liquid handling workstations, products, or product components associated with our Proteograph Product Suite, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into new agreements with new suppliers or manufacturers as well as preparing such new suppliers or manufacturers to meet the logistical requirements associated with supplying and manufacturing our Proteograph Product Suite , and our business would suffer.
In addition, certain of the components used in our products are sourced from limited or sole suppliers. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver instruments to customers could occur if we encounter delays or difficulties in securing these components, or if the quality of the components supplied do not meet specifications, or if we cannot then obtain an acceptable substitute. Our suppliers have also been impacted by the COVID-19 pandemic, and we have also experienced supply delays for critical hardware, instrumentation and medical and testing supplies that we use for product development, as these other components and supplies are otherwise diverted to COVID-19-related testing and other uses. If any of these events occur, our business, results of operations, financial condition and prospects could be harmed.
We have limited experience producing and supplying our products, and we may be unable to consistently manufacture or source our SP100 automation instruments and consumables to the necessary specifications or in quantities necessary to meet demand on a timely basis and at acceptable performance and cost levels.
Our Proteograph Product Suite is an integrated solution with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. In order to successfully generate revenue from our Proteograph Product Suite, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications on a timely basis. Our instruments are manufactured by Hamilton Company at their facility using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Given the complexity of this automation instrumentation, individual units may occasionally require additional installation and service time prior to becoming available for customer use.
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
In addition, as we commercialize our Proteograph Product Suite, we will also need to make corresponding improvements to other operational functions, such as our customer support, service and billing systems, compliance programs and our internal quality assurance programs. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As we develop additional products, we may need to bring new equipment online, implement new systems, technology, controls and procedures and hire personnel with different qualifications.
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
Our Proteograph Product Suite utilizes novel and complex technology and may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we commercialize our Proteograph, these risks may increase. We provide warranties that our products will meet performance expectations and will be free from material defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.
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
The success of our Proteograph Product Suite depends, in part, on our ability to design and deploy our Proteograph Analysis Suite in a manner that enables the integration with our potential customers’ systems and accommodates our customers’ needs. Without our Proteograph Analysis Suite, quality control of the workflow and data analysis is less accessible and robust and can make it difficult for our customers to understand and evaluate the quality of their results.
We have and will continue to spend significant amounts of effort developing our Proteograph Analysis Suite, and potential enhanced versions over time, to meet our customers’ and potential customers’ evolving needs. There is no assurance that the development or deployment of our Proteograph Analysis Suite, or any potential enhancements, will be compelling to our customers. In addition, we may experience delays in our release dates of our Proteograph Analysis Suite, and there can be no assurance that our Proteograph Analysis Suite will be released according to schedule. If our software development and deployment plan does not accurately anticipate customer demands or if we fail to develop our Proteograph Analysis Suite in a manner that satisfies customer preferences in a timely and cost-effective manner, our Proteograph Product Suite may fail to gain market acceptance. The occurrence of any one or more of the foregoing could negatively affect our business, financial condition, and results of operations.
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
A portion of our international sales will be conducted through third-party distributors, and we will not control their efforts to sell our products. If our relationships with these third-party distributors cannot be established or deteriorate, or if these third-party distributors fail to sell our products, or engage in activities that harm our reputation, our results of operation and business may be negatively affected.
Our current commercial model includes direct sales in the United States, and we plan to potentially build relationships with third party distributors in various countries to enable us to enter additional markets more efficiently. If we are unable to enter or maintain such distribution arrangements on acceptable terms, or at all, we may not be able to successfully commercialize our products in certain countries.
Furthermore, distributors can choose the level of effort that they apply to selling our products relative to others in their portfolio. The selection, training, and compensation of distributors’ sales personnel are within their control rather than our own and may vary significantly in quality from distributor to distributor. They may experience their own financial difficulties, or distribution relationships may be terminated or allowed to expire, which could increase the cost of or impede commercialization of our products in applicable countries. Disputes may also arise between us and our distributors that result in the delay or termination of commercialization or that result in costly litigation or arbitration that diverts management’s attention and resources. Distributors may not properly maintain or defend our intellectual property rights or may use our intellectual property, and our confidential or proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights, and confidential or proprietary information, and expose us to potential litigation. Distributors could move forward with competing products developed either independently or in collaboration with others, including our competitors.
In addition, although we intend to require contract terms obligating our distributors to comply with all applicable laws regarding the sale of our products, including regulatory labelling, protection of personal data, U.S. export regulations and the U.S. Foreign Corrupt Practices Act (FCPA), we may not be able to ensure proper compliance. If our distributors fail to effectively market and sell our products in full compliance with applicable laws and regulations, our results of operations and business may suffer.
The life sciences technology market is highly competitive. If we fail to compete effectively, our business and results of operation will suffer.
We face significant competition in the life sciences technology market. We currently compete with life sciences technology and the diagnostic companies that are supplying components, products and services that serve customers engaged in proteomics analysis. These companies include Agilent Technologies, Bio-Rad Laboratories, Danaher, DiaSorin, Merck (and its subsidiary MilliporeSigma) and Thermo Fisher Scientific. We also compete with a number of emerging growth companies that have developed, or are developing, proteomic products and solutions, such as Nautilus Biotechnology, Olink Proteomics, Quanterix, Quantum-Si and SomaLogic.
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
We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed and the market price of our Class A common stock may be negatively affected.
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act (SOX), which requires annual assessments by management of the effectiveness of our internal control over financial reporting. Although we currently qualify as an emerging growth company, we anticipate becoming a large accelerated filer on December 31, 2021. As such, our auditor will be required to attest to the effectiveness of our internal control over financial reporting beginning with our 2021 annual report on Form 10-K. We must implement and maintain substantial internal control systems and procedures to satisfy the reporting requirements under the Securities Exchange Act of 1934.
During our assessments, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(b) of SOX. If we conclude that our internal control over financial reporting is not effective, the cost and scope of remediation actions and their effect on our operations may be significant. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our Class A common stock listing on Nasdaq to be suspended or terminated, which could have a negative effect on the trading price of our common stock.
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
To date, we have never conducted a review of our internal control for the purpose of providing the reports required by SOX. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In connection with the audit of our consolidated financial statements for the year ended December 31, 2019, we and our independent registered public accounting firm identified the following material weaknesses in our internal control over financial reporting, which remain unremediated:
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
We have begun to take certain actions to address the control deficiencies in our financial reporting, including hiring three finance department employees with appropriate expertise, including our Chief Financial Officer and our Controller, and retaining an accounting consulting firm to provide additional depth and breadth to our technical accounting and financial reporting capabilities. We have also begun to review and document our accounting and financial processes and internal controls, build out our financial management and reporting systems infrastructure, and further develop and formalize our accounting policies and financial reporting procedures, which includes ongoing senior management review and establishing our audit committee oversight. In addition, we have commenced work with a consulting firm to assist in the design effectiveness and testing of our internal controls and we plan to hire an additional four finance and accounting personnel during 2021 to assist in executing on these specific functions, of which we have hired two personnel as of June 30, 2021. While we have begun taking measures and plan to continue to take measures to design and implement an effective control environment, we cannot assure you that the measures we have taken to date and other remediation and internal control measures we implement in the future will be sufficient to remediate our current material weaknesses or prevent future material weaknesses. We may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. In addition, any testing by us conducted in connection with Section 404(a) of SOX or any subsequent testing by our independent registered public accounting firm in connection with Section 404(b) of SOX, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We will also be required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. As discussed above, we have identified material weaknesses in the past which we are in the process of remedying. However, our efforts to remediate previous material weaknesses may not be effective or prevent any future deficiency in our internal control over financial reporting. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock.
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
Our present and future funding requirements will depend on many factors, including:
•our rate of progress in commercializing our Proteograph Product Suite and new products, and the cost of the sales and marketing activities associated with establishing adoption of our products;
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
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including parts of our Proteograph Product Suite, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel between academia and industry.
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
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impacting our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims, or other challenges to our trademarks, brought by owners of trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we may in the future enter into agreements with owners of such third party trade names or trademarks to avoid potential trademark litigation which may impact our ability to use our trade names or trademarks in certain fields of business. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may suffer a competitive disadvantage, and our business, financial condition, results of operations and prospects may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.
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
We have employed and expect to employ individuals, and engaged consultants and expect to engage consultants, who were previously employed, or consulted, at universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use the confidential or proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, advisors, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. Any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with advisors, contractors and consultants. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential products, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. Some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources.
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
In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the Company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our multi-class capital structure would make us ineligible for inclusion in any of these indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. It is unclear what effect, if any, exclusion from any indices has had on the valuations of the affected publicly traded companies. It is possible that such policies could depress the valuations of public companies excluded from such indices compared to those of other companies that are included.
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
The selling stockholders who sold greater than 5% and up to 20.8% of their existing holdings in our February 2021 public offering have entered into lock-up agreements which expire January 27, 2022. Additionally stockholders were given the opportunity to have a portion of their stockholdings released from the lock-up agreements entered into in connection with our initial public offering if they agreed to the same additional terms as the selling stockholders in our February 2021 public offering. As a result, following our February 2021 public offering, 3,028,622 shares of Class A common stock and 3,565,416 shares of our Class B common stock (and any share of Class A common stock into which they are converted) are currently prohibited or otherwise restricted from being sold in the public market under securities laws, lock-up agreements entered into with the underwriters in connection our February 2021 public offering, market standoff agreements entered into by our stockholders with us, or lock-up agreements entered into by our stockholders. The representatives may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason.
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
We are an “emerging growth company,” as defined in the JOBS Act a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934 and are currently relying on exemptions from certain disclosure requirements that are applicable to other SEC registered public companies that are not emerging growth companies or smaller reporting companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the SOX, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We anticipate we will cease to be an emerging growth company and smaller reporting company on December 31, 2021.
We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions while we are an emerging growth company and smaller reporting company. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
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
We rely, or will rely, on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors and partners are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events, including, but not limited to, natural disasters and catastrophes. Cyberattacks (including denial of service, ransomware, and other attacks) and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted. Methods of attacks on information technology systems and data security breaches change frequently, are increasingly complex and sophisticated, including social engineering and phishing scams, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. In addition, we have not finalized our information technology and data security procedures and therefore, our information technology systems may be more susceptible to cybersecurity attacks than if such security procedures were finalized. Despite any of our current or future efforts to protect against cybersecurity attacks and data security breaches, there is no guarantee that our efforts are adequate to safeguard against all such attacks and breaches. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.
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
In addition, any such access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the election on November 3, 2020. The CPRA will modify the California Consumer Privacy Act significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA will restrict use of certain categories of sensitive personal information that we may handle, establish restrictions on the retention of personal information, expand the types of data breaches subject to the private right of action, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. The majority of the CPRA’s provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data privacy and security legislation in the United States. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA share similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of these state privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications. Furthermore, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of our Class A common stock.
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
In the ordinary course of our business, we currently, and in the future will, collect, store, transfer, use or process sensitive data, including personally identifiable information of employees, and intellectual property and proprietary business information owned or controlled by ourselves and other parties. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy. We are, and may increasingly become, subject to various laws and regulation relating to data privacy and security in the jurisdictions in which we operate. We also may be subject to contractual obligations and may be, or may be asserted to be, subject to industry standards relating to privacy and data security. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
None during the six months ended June 30, 2021.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Outside Director Compensation Policy (as amended on June 16, 2021)

10.2	2020 Employee Stock Purchase Plan, as amended.

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

SEER, INC.

Date: August 12, 2021	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ David R. Horn
David R. Horn
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)