Form 10-Q
period 2021-09-30
Seer, Inc.
filed 2021-11-09
CIK 1726445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2021, the registrant had 57,022,436 shares of Class A common stock, $0.00001 par value per share, and 4,686,028 shares of Class B common stock, $0.00001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•estimates of our addressable market, market growth, key performance indicators, capital requirements and our needs for additional financing;
•our expectations regarding our financial performance, including among others, revenue, cost of revenue, gross profit, operating expenses, loss from operations and net losses;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
SEER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$331,402	$333,585
Investments	175,202	98,278
Accounts receivable, net	1,165	—
Related party receivables	703	99
Other receivables	672	163
Inventory	2,557	551
Prepaid expenses and other current assets	2,566	452
Total current assets	514,267	433,128
Property and equipment, net	12,588	8,441
Restricted cash	524	343
Other assets	459	407
Total assets	$527,838	$442,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,573	$2,115
Accrued expenses	5,974	5,147
Accrued research and development	627	396
Deferred revenue	111	250
Deferred rent, current	268	186
Total current liabilities	9,553	8,094
Deferred rent, net of current portion	2,687	1,899
Other noncurrent liabilities	402	717
Total liabilities	12,642	10,710
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of September 30, 2021 and December 31, 2020; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 56,967,870 and 53,395,319 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively;	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 4,686,028 and 5,865,732 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively;	—	—
Additional paid-in capital	621,994	486,915
Accumulated other comprehensive income (loss)	(8)	54
Accumulated deficit	(106,791)	(55,361)
Total stockholders’ equity	515,196	431,609
Total liabilities and stockholders’ equity	$527,838	$442,319
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Product	$858	$—	$1,695	$—
Service	500	—	500	—
Related party	787	—	1,167	—
Grant	10	72	189	320
Total revenue	2,155	72	3,551	320
Cost of revenue:
Product	574	—	1,078	—
Service	42	—	42	—
Related party	370	—	452	—
Total cost of revenue	986	—	1,572	—
Gross profit	1,169	72	1,979	320
Operating expenses:
Research and development	7,745	4,762	20,906	13,520
Selling, general and administrative	11,855	3,726	32,672	7,408
Total operating expenses	19,600	8,488	53,578	20,928
Loss from operations	(18,431)	(8,416)	(51,599)	(20,608)
Other income (expense):
Interest income	46	196	169	778
Other expense	—	(9)	—	(9)
Total other income	46	187	169	769
Net loss	$(18,385)	$(8,229)	$(51,430)	$(19,839)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	26	(159)	(62)	119
Comprehensive loss	$(18,359)	$(8,388)	$(51,492)	$(19,720)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.80)	$(0.85)	$(2.04)
Weighted-average common shares outstanding, basic and diluted	61,133,518	10,285,401	60,625,601	9,709,501
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	59,261,051	$1	$486,915	$(55,361)	$54	$431,609
Issuance of Class A common stock from exercise of options	—	—	399,174	—	171	—	—	171
Repurchase of Class A common stock	—	—	(876)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	44	—	—	44
Issuance of Class A common stock upon follow-on offering, net of issuance costs of $7,591	—	—	1,650,000	—	102,959	—	—	102,959
Return of profit		—	—	—	11,403	—	—	11,403
Stock-based compensation	—	—	—	—	6,039	—	—	6,039
Other comprehensive loss	—	—	—	—	—	—	(26)	(26)
Net loss	—	—	—	—	—	(16,429)	—	(16,429)
Balance at March 31, 2021	—	—	61,309,349	1	607,531	(71,790)	28	535,770
Issuance of Class A common stock from exercise of options and release of restricted stock units	—	—	132,766	—	236	—		236
Repurchase of Class A common stock	—	—	(18,852)	—	—	—		—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	285	—		285
Stock-based compensation	—	—	—	—	6,431	—		6,431
Other comprehensive loss	—	—	—	—	—	—	(62)	(62)
Net loss	—	—	—	—	—	(16,616)		(16,616)
Balance at June 30, 2021	—	—	61,423,263	1	614,483	(88,406)	(34)	526,044
Issuance of Class A common stock from exercise of options and release of restricted stock units	—	—	230,635	—	631	—	—	631
Vesting of early exercised stock options and restricted common stock	—	—	—	—	94	—	—	94
Stock-based compensation	—	—	—	—	6,786	—	—	6,786
Other comprehensive income	—	—	—	—	—	—	26	26
Net loss	—	—	—	—	—	(18,385)	—	(18,385)
Balance at September 30, 2021	—	$—	61,653,898	$1	$621,994	$(106,791)	$(8)	$515,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	22,173,216	$107,953	12,193,677	$—	$2,288	$(22,586)	$24	$87,679
Issuance of Class A common stock from exercise of options	—	—	40,207	—	24	—	—	24
Vesting of early exercised stock options and restricted common stock	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	579	—	—	579
Other comprehensive income	—	—	—	—	—	—	533	533
Net loss	—	—	—	—	—	(5,493)	—	(5,493)
Balance at March 31, 2020	22,173,216	107,953	12,233,884	—	2,895	(28,079)	557	83,326
Issuance of Class A common stock from exercise of options	—	—	11,877	—	28	—	—	28
Repurchase of Class A common stock	—	—	(215,245)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	10	—	—	10
Issuance of Series D-1 convertible preferred stock, net of issuance costs of $104	6,853,571	54,896	—	—	—	—	—	54,896
Stock-based compensation	—	—	—	—	808	—	—	808
Other comprehensive loss	—	—	—	—	—	—	(255)	(255)
Net loss	—	—	—	—	—	(6,117)	—	(6,117)
Balance at June 30, 2020	29,026,787	162,849	12,030,516	—	3,741	(34,196)	302	132,696
Issuance of Class A common stock from exercise of options	—	—	611,824	—	42	—	—	42
Vesting of early exercised stock options and restricted common stock	—	—	—	—	49	—	—	49
Distribution of PrognomIQ shares	—	—	—	—	(40)	—	—	(40)
Stock-based compensation	—	—	—	—	1,177	—	—	1,177
Other comprehensive loss	—	—	—	—	—	—	(159)	(159)
Net loss	—	—	—	—	—	(8,229)	—	(8,229)
Balance at September 30, 2020	29,026,787	$162,849	12,642,340	$—	$4,969	$(42,425)	$143	$125,536
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(51,430)	$(19,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,256	2,564
Depreciation and amortization	1,722	1,132
Net amortization of premium on available-for-sale securities	819	185
Non-cash interest expense and other adjustments	—	10
Changes in operating assets and liabilities:
Accounts receivable, net	(1,165)	—
Related party receivables	(604)	—
Other receivables	(513)	(330)
Prepaid expenses and other current assets	(2,114)	(128)
Inventory	(2,006)	—
Other assets	(52)	(18)
Accounts payable	302	(60)
Deferred revenue	(139)	250
Deferred rent	870	256
Accrued expenses	919	738
Accrued research and development	231	(133)
Other noncurrent liabilities	(74)	30
Net cash used in operating activities	(33,978)	(15,343)
INVESTING ACTIVITIES
Purchases of property and equipment	(5,588)	(4,407)
Purchase of available-for-sale securities	(169,801)	(75,624)
Proceeds from maturities of available-for-sale securities	92,000	40,250
Investment in equity method investee	—	(50)
Net cash used in investing activities	(83,389)	(39,831)
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	102,959	—
Proceeds from return of profit	11,403	—
Repurchase of Class A common stock	(35)	(6)
Proceeds from stock option exercises including early exercised options	1,038	578
Proceeds from issuance of Series D-1 preferred stock, net of issuance costs	—	54,896
Payments of deferred offering costs	—	(73)
Net cash provided by financing activities	115,365	55,395
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,002)	221
Cash, cash equivalents and restricted cash, beginning of period	333,928	17,828
Cash, cash equivalents and restricted cash, end of period	$331,926	$18,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$605	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable	$183	$20
Property and equipment purchases included in accrued expenses	$271	$—
Deferred offering costs in accounts payable	$—	$90
Deferred offering costs in accrued expenses	$—	$1,006
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Seer, Inc. (the Company) was incorporated in Delaware on March 16, 2017, and is headquartered in Redwood City, California. In December 2020, the Company formed the wholly-owned subsidiary, Seer Securities Corporation, located in Massachusetts. The Company is a life sciences company focused on capturing deep molecular insights from the proteome to enable novel insights and breakthroughs in the understanding of biology and disease. Since inception, the Company has devoted its efforts principally to research, development and commercialization of its technology and products, recruiting management and technical staff, acquiring operating assets, and raising capital.
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
Liquidity
As of September 30, 2021, the Company has incurred significant losses and has had negative cash flows from operations. As of September 30, 2021, the Company had cash, cash equivalents and investments of $506.6 million and an accumulated deficit of $106.8 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents balance as of September 30, 2021 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements of the Company at that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
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
The COVID-19 pandemic has mainly impacted some of the Company’s suppliers who have experienced a surge in demand for their products resulting in supply delays for critical hardware, instrumentation and medical and testing supplies used for product development and commercialization. The Company continues to monitor and assess the effects of the COVID-19 pandemic on its business, financial condition, results of operations and cash flows.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2021 and December 31, 2020, all amounts recorded as cash and cash equivalents consist of money market funds and are stated at fair value.
Restricted cash as of September 30, 2021 and December 31, 2020 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2021	2020

Cash and cash equivalents	$331,402	$333,585
Restricted cash	524	343
Total cash, cash equivalents and restricted cash	$331,926	$333,928
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified risk of default. General allowance amounts are established based upon an assessment of expected credit losses for the Company’s receivables by aging category. Balances are written off when they are ultimately determined to be uncollectible. There was no allowance for credit losses related to accounts receivable as of September 30, 2021 and December 31, 2020.
Inventory
Inventory is recorded at the lower of standard cost, which approximates actual cost on a weighted-average basis, or net realizable value. Provisions for slow-moving, excess or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product expiration, development plans, or quality issues.
Revenue Recognition
Product and Service Revenue
The Company generates revenue from sales of products and services. The Company’s product, the Proteograph Product Suite, consists of an instrument with software and consumables. The Company began shipping its Proteograph Product Suite during the second quarter of 2021.
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
In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 30 or 60 days. Cash received from customers in

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
advance of product shipment or providing services is recorded as a contract liability. The Company’s contracts with its customers generally do not include rights of return or a significant financing component.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard clarifies the definition of a lease and requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The Company anticipates that it will no longer qualify as an emerging growth company as of December 31, 2021, and will first present the application of this standard in its annual financial statements for the year ending December 31, 2021. While the Company has not yet quantified the impact, these adjustments will increase total assets and total liabilities relative to such amounts reported prior to adoption.
3.FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

		September 30, 2021
		Level 1	Level 2	Level 3	Total
Assets:	Classification:
Money market funds	Cash and cash equivalents	$330,308	$—	$—	$330,308
U.S. Treasury securities	Investments	—	175,202	—	175,202
Total assets measured at fair value		$330,308	$175,202	$—	$505,510

		December 31, 2020
		Level 1	Level 2	Level 3	Total
Assets:	Classification:
Money market funds	Cash and cash equivalents	$333,585	$—	$—	$333,585
U.S. Treasury securities	Investments	—	98,278	—	98,278
Total assets measured at fair value		$333,585	$98,278	$—	$431,863

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
The carrying amount of the Company’s accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate fair value due to their short maturities.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	September 30, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Money market funds	$330,308	$—	$—	$330,308
U.S. Treasury securities	175,210	12	(20)	175,202
Total	$505,518	$12	$(20)	$505,510

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Money market funds	$333,585	$—	$—	$333,585
U.S. Treasury securities	98,223	57	(2)	98,278
Total	$431,808	$57	$(2)	$431,863
As of September 30, 2021 and December 31, 2020, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
4.OTHER FINANCIAL STATEMENT INFORMATION
Inventory
Inventory consists of the following (in thousands):

	September 30,	December 31,
	2021	2020

Raw materials	$1,743	$—
Finished goods	814	551
Total inventory	$2,557	$551
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020

Laboratory equipment	$12,470	$8,075
Computer equipment and software	1,344	182
Furniture and fixtures	478	241
Leasehold improvements	2,369	2,294
Property and equipment	16,661	10,792
Less: accumulated depreciation and amortization	4,073	2,351
Total property and equipment, net	$12,588	$8,441
Depreciation and amortization expense related to property and equipment was $0.7 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense related to property and equipment was $1.7 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Accrued Expenses
Accrued expenses consists of the following (in thousands):

	September 30,	December 31,
	2021	2020

Accrued compensation	$3,600	$2,866
Accrued professional services	480	1,074
Accrued property and equipment	271	—
Accrued taxes	374	—
Restricted stock liability, current	267	484
Other	982	723
Total accrued expenses	$5,974	$5,147

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5.REVENUE AND DEFERRED REVENUE
Product revenue consists of instruments, consumables and platform evaluation agreements. Related party revenue is comprised of both the sale of products and services performed.
As of September 30, 2021 and December 31, 2020, the Company recorded $0.1 million and $0.3 million of contract liabilities, consisting of deferred revenue. None of the revenue recorded in the nine months ended September 30, 2021 was included in contract liabilities as of December 31, 2020. All contract liabilities are expected to be recognized as revenue in the next twelve months.
Research Agreements
In February 2019 and March 2020, the Company entered into sponsored research agreements with a biotechnology company and a pharmaceutical company, respectively, under which the Company is required to execute certain research and development activities for total aggregate consideration payable of $0.9 million. During the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any revenue with respect to these agreements.
National Institutes of Health Grant
In August 2019, the Company received a notice of a Small Business Innovation Research grant award from the National Institutes of Health, which will provide funding of approximately $1.1 million to the Company for its development of research applications. In June 2020, the Company received a notice that additional grant consideration of $0.9 million will be awarded. During the three months ended September 30, 2021 and 2020, the Company recognized grant revenue of approximately $10,000 and $0.1 million, respectively, with respect to the award. During the nine months ended September 30, 2021 and 2020, the Company recognized grant revenue of $0.2 million and $0.3 million, respectively, with respect to the award.
6.CAPITAL STOCK AND STOCKHOLDERS’ EQUITY
As of September 30, 2021, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.
Common Stock
Common stock issued and outstanding is as follows:

	September 30,	December 31,
	2021	2020

Class A common stock	56,967,870	53,395,319
Class B common stock	4,686,028	5,865,732
Total common stock issued and outstanding	61,653,898	59,261,051
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
Stock Options
As of September 30, 2021, there are 8,302,701 shares of Class A common stock reserved for issuance under the 2020 Plan, 5,734,044 shares of which are available for issuance in connection with grants of future awards.
Stock option activity for the nine months ended September 30, 2021 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance - December 31, 2020	9,551,105	$5.55
Options granted	1,384,227	50.57
Options exercised	(760,383)	1.37
Options cancelled and forfeited	(276,880)	17.08
Balance - September 30, 2021	9,898,069	$11.84
Vested and exercisable, September 30, 2021	2,600,982	$3.63
Restricted Stock Awards
Certain stock options granted under the 2017 Plan provide stock option holders the right to exercise unvested stock options in exchange for restricted shares of Class A common stock. The Company has also issued restricted shares of Class A common stock to employees and directors under the 2017 Plan.
The activity of restricted shares of Class A common stock for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	775,641	$1.77
Granted	10,728	1.66
Repurchased	(19,728)	1.14
Vested	(461,077)	1.78
Unvested at September 30, 2021	305,564	$1.79

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Restricted Stock Units
The Company has granted RSUs under the 2020 RSU Plan and the 2020 Plan. RSU activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	491,318	$7.91
Granted	300,943	53.81
Vested	(2,192)	46.49
Cancelled	(6,752)	19.00
Balance at September 30, 2021	783,317	$25.34

Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (ESPP), which was subsequently approved by the Company’s stockholders and became effective in connection with the IPO. A total of 1,195,327 shares of Class A common stock are reserved for issuance under the ESPP as of September 30, 2021. The first offering period commenced in July 2021. Stock-based compensation related to the ESPP was $0.1 million for the three months ended September 30, 2021.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation recognized in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of revenue	$523	$—	$1,271	$—
Research and development	1,022	210	3,209	561
Selling, general and administrative	5,241	967	14,776	2,003
Total stock-based compensation	$6,786	$1,177	$19,256	$2,564

8.COMMITMENTS AND CONTINGENCIES
Facility Lease Agreement
On January 4, 2019, the Company entered into a lease agreement for office and laboratory space in Redwood City, California. The lease term commenced in November 2019 and ends on September 30, 2029. In connection with the lease and its amendments, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million, which is secured by restricted cash that is classified as noncurrent at September 30, 2021 and December 31, 2020 based on the term of the underlying lease.
The Company entered into an amendment to the lease agreement with respect to its facility in Redwood City, California in June 2020. The amendment makes certain changes to the original lease, including (i) additional office and laboratory space in the same building (the Expansion Premises) and (ii) an extension of the expiration date of the original lease to 127.5 months following the delivery date of the Expansion Premises, which is estimated to be in the first quarter of 2022.

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
During the period from June 2020 through May 2021, the Company was provided with temporary space. The Company was not required to pay additional rent for the temporary space, but was required to pay property taxes, insurance and normal maintenance costs with respect to the temporary space.
Rent expense was $0.7 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Rent expense was $1.5 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. The Company is required to pay property taxes, insurance, and normal maintenance costs for the facility and will be required to pay any increases over the base year of these expenses.
As of September 30, 2021, future minimum commitments under the Company’s non-cancelable facility operating lease are as follows:

Years ending December 31,	(in thousands)
2021 (three months remaining)	$250
2022	2,485
2023	3,637
2024	3,742
2025	3,851
Thereafter	28,937
Total	$42,902
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $7.2 million and $3.1 million as of September 30, 2021 and December 31, 2020, respectively, and are excluded from the future minimum commitments table above.
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2021 and December 31, 2020, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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
PrognomIQ constitutes a related party and, as of September 30, 2021 and December 31, 2020, the Company recorded $0.7 million and $0.1 million in related party receivables, respectively, on the condensed consolidated balance sheets representing amounts due from product sales and services and for general transition services and support provided. Revenue received from PrognomIQ is recorded as related party revenue on the condensed consolidated statements of operations and comprehensive loss and is comprised of the sale of instruments and consumables, and services performed.
10.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Numerator:
Net loss attributable to common stockholders	$(18,385)	$(8,229)	$(51,430)	$(19,839)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	61,133,518	10,285,401	60,625,601	9,709,501
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.80)	$(0.85)	$(2.04)

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Convertible preferred stock	—	29,026,787	—	29,026,787
Class A common stock options issued and outstanding	9,898,069	7,553,500	9,898,069	7,553,500
Restricted common stock subject to future vesting	305,564	1,573,436	305,564	1,573,436
Restricted stock units	783,317	335,194	783,317	335,194
Total	10,986,950	38,488,917	10,986,950	38,488,917

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
Overview
We aim to enable exceptional scientific outcomes by commercializing transformative products for researchers to unlock deep, unbiased biological information. Our initial product, the Proteograph Product Suite (Proteograph), leverages our proprietary engineered nanoparticle (NP) technology to provide unbiased, deep, rapid and large-scale access across the proteome. Our Proteograph Product Suite is an integrated solution that is comprised of consumables, our SP100 automation instrument and the Proteograph™ Analysis Suite software. Our Proteograph solution provides an easy-to-use workflow, which has the potential to make proteomic profiling, and the analysis of the thousands of samples needed to characterize the complex, dynamic nature of the proteome, accessible for nearly any laboratory. We believe that characterizing and understanding the full complexity of the proteome is foundational for accelerating biological insights and will lead to broad potential end-markets for proteomics, encompassing basic research and discovery, translational research, diagnostics and applied applications. This full understanding of the complexity of the proteome requires large-scale, unbiased and deep interrogation of thousands of samples across time, which we believe is unavailable with the proteomic approaches available today. We believe that our Proteograph has the potential to enable researchers to perform proteomics studies at scale, similar to the manner in which next generation sequencing (NGS) technologies have transformed genomics.
Since we were incorporated in 2017, we have devoted substantially all of our resources to research and development activities, including with respect to our Proteograph Product Suite, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, building our commercial infrastructure and providing general and administrative support for these activities.
Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful commercialization of our Proteograph. We are commercializing our Proteograph utilizing a three phase commercialization plan that has been shown to be effective and optimal for introducing disruptive products in numerous life sciences technology markets, including NGS. We have completed the first Collaboration phase, during which we signed collaboration agreements with a small number of key opinion leaders in proteomics, whose assessment and validation of products can significantly influence other researchers in their respective markets. We commenced the second, or Limited Release, phase of our commercialization plan, and generated our first revenues from product sales during the second quarter of 2021. We will continue to target sales of our Proteograph Product Suite to select sites performing large-scale proteomics or genomics research. We will work closely with these sites, which we expect will serve as models for the rest of the market, to exemplify applications that demonstrate the unique value proposition of our Proteograph. We expect this phase to continue through 2021 and lead into the third phase of commercialization, Broad Release, in early 2022.
We are commercializing our Proteograph Product Suite as an integrated solution comprising consumables, our SP100 automation instrument and software. Our commercial strategy will focus on growing adoption by the research community of our Proteograph, expanding the installed base and increasing utilization to generate revenue from the purchase of Proteograph consumables. We expect a highly efficient sales model because our workflow integrates with most existing proteomics laboratories’ workflows and also complements large-scale genomics research.
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
During the nine months ended September 30, 2021 and 2020, we incurred a net loss of $51.4 million and $19.8 million, respectively. As of September 30, 2021, we had an accumulated deficit of $106.8 million and cash, cash equivalents, and investments of $506.6 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future.
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
We granted PrognomIQ a non-exclusive license to certain patents and patent applications that we own and a non-exclusive sublicense to certain patent applications we exclusively licensed from Brigham and Women’s Hospital (BWH), in each case relating to our core technology, to develop, manufacture and commercialize licensed products for the field of human diagnostics on a worldwide basis. In consideration of the non-exclusive sublicense to certain patent applications licensed from BWH, PrognomIQ paid us a low-five digit figure, and would pay a low single digit royalty, in an amount equivalent to what we would have to pay under our license with BWH, on net sales of sublicensed products beginning with the first commercial sale of a sublicensed product during the term of the agreement. We do not view these amounts to be material to our financial condition and results of operations nor do we expect these amounts to be material to us in the future. In accordance with the non-exclusive license agreement with PrognomIQ, we entered into a supply agreement with PrognomIQ in June 2021. The PrognomIQ supply agreement provides that we will supply PrognomIQ with the Proteograph Product Suite and associated consumables.
COVID-19 Pandemic
As a result of the COVID-19 pandemic, we could experience disruptions that could severely impact our business. For example, we have experienced longer lead times from Hamilton for orders of our SP100 automation instruments and may experience delays and longer lead times from our other suppliers of critical hardware, instrumentation and consumables used for product development, manufacturing and commercial operations. Pandemic precautions and preventative measures may also impact our commercialization plans due to restrictions on our customers’ ability to access laboratories, causing delays in the delivery and installation of our Proteograph products, training such customers on our products, and their ability to conduct research. The ongoing build-out of our expansion facilities may also be delayed by COVID-related restrictions. Furthermore, COVID-19 has adversely affected the broader economy and financial markets, resulting in an economic downturn that could curtail the research and development budgets of our customers, our ability to hire additional personnel and our financing prospects. Any of the foregoing could harm our operations and we cannot anticipate all the ways in which it could be adversely impacted by health epidemics such as COVID-19.
For additional details, see the section titled “Risk Factors.”

Components of Results of Operations
Revenue
We generate revenue from product sales, which includes sales of our Proteograph Product Suite and associated consumables as well as our platform evaluation agreements. In addition, we may at times generate revenue from performing services and the receipt of grant revenue for the reimbursement of research-related expenses. Our revenue is primarily generated domestically. We intend to focus our commercial efforts in the United States and expect to grow our international presence. A portion of our revenue is generated by sales to a related party and we anticipate a portion of our revenue to continue to be generated by such related party. Our grant-funded activities are expected to decrease as a percentage of total revenue as we continue to ramp up commercialization of our Proteograph Product Suite and our product offerings.
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

Results of Operations
Comparisons of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Product	$858	$—	$858	*
Service	500	—	500	*
Related party	787	—	787	*
Grant	10	72	(62)	(86)%
Total revenue	2,155	72	2,083	2893%
Cost of revenue:
Product	574	—	574	*
Service	42	—	42	*
Related party	370	—	370	*
Total cost of revenue	986	—	986	*
Gross profit	1,169	72	1,097	1524%
Operating expenses:
Research and development	7,745	4,762	2,983	63%
Selling, general and administrative	11,855	3,726	8,129	218%
Total operating expenses	19,600	8,488	11,112	131%
Loss from operations	(18,431)	(8,416)	(10,015)	119%
Other income (expense):
Interest income	46	196	(150)	(77)%
Other expense	—	(9)	9	(100)%
Total other income	46	187	(141)	(75)%
Net loss	$(18,385)	$(8,229)	(10,156)	123%
* Not meaningful
Revenue

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$2,155	$72	$2,083	2,893%
Revenue increased by $2.1 million, or 2,893%, from $0.1 million during the three months ended September 30, 2020 to $2.2 million during the three months ended September 30, 2021, due to sales of products related to our Proteograph Product Suite in the three months ended September 30, 2021. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument and assay kits, platform evaluations of which $0.8 million was attributed to related parties and $0.5M was attributable to a research-related service agreement. Revenue related to our grant-funded activities related to our Small Business Innovation Research (SBIR) grant from the National Institutes of Health Grant (NIH) decreased between the two periods by ($0.1) million.

Cost of Revenue

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$986	$—	$986	*
Cost of revenue for the three months ended September 30, 2021 was $1.0 million compared to $0 for the three months ended September 30, 2020, primarily due to the first sales of our Proteograph Product Suite. Cost of revenue related to our Proteograph Product Suite consist of costs of the SP100 instrument, assay kits and other related costs, including labor and overhead.
Research and Development

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$7,745	$4,762	$2,983	63%
R&D expenses increased by $3.0 million, or 63%, from $4.8 million during the three months ended September 30, 2020 to $7.7 million during the three months ended September 30, 2021. The increase was primarily due to an increase in product development efforts related to our Proteograph Product Suite, including $1.0 million in employee compensation and other related expenses, $0.8 million in stock-based compensation due to growth in research and development personnel and $1.4 million related to the expansion of facilities and maintenance and depreciation of laboratory equipment. This was offset by a decrease in professional and consulting fees of $(0.2) million and a decrease in clinical study fees of $(0.2) million related to the costs associated with the ramp down of site enrollment for clinical studies related to the collection of biological samples for research use. These clinical studies are related to the assets transferred to PrognomIQ.
Selling, General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$11,855	$3,726	$8,129	218%
Selling, general and administrative expenses increased by $8.1 million, or 218%, from $3.7 million during the three months ended September 30, 2020 to $11.9 million during the three months ended September 30, 2021, due to a $1.8 million increase in employee compensation and other related expenses, and a $4.3 million increase in stock-based compensation. Other increases are attributable to $0.3 million in marketing costs related to the Limited Release phase of our commercial plan, and costs related to becoming a publicly traded company including a $0.5 million increase in professional and consulting fees related to accounting and audit services, and a $1.5 million increase in general business expenses which includes insurance premiums. The increase was offset by a decrease in corporate and patent legal matters of $(0.1) million and a decrease of $(0.2) million in facility and other related expenses due to a reduction of square footage for general administration function.

Total Other Income

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Total other income	$46	$187	$(141)	(75)%
Total other income decreased by $(0.1) million, or (75)%, from $0.2 million during the three months ended September 30, 2020 to approximately $46,000 during the three months ended September 30, 2021. Short-term interest rate yields decreased significantly during fiscal year 2020 and remained low during fiscal year 2021. These decreases were partially offset quantitatively by higher amounts of cash invested in money market funds and U.S. Treasury securities during fiscal year 2020 and the first nine months of fiscal year 2021 as a result of multiple private and public financing events.
Comparisons of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Product	$1,695	$—	$1,695	*
Service	500	—	500	*
Related party	1,167	—	1,167	*
Grant	189	320	(131)	(41)%
Total revenue	3,551	320	3,231	1010%
Cost of revenue
Product	1,078	—	1,078	*
Service	42	—	42	*
Related party	452	—	452	*
Total cost of revenue	1,572	—	1,572	*
Gross profit	1,979	320	1,659	518%
Operating expenses:
Research and development	20,906	13,520	7,386	55%
Selling, general and administrative	32,672	7,408	25,264	341%
Total operating expenses	53,578	20,928	32,650	156%
Loss from operations	(51,599)	(20,608)	(30,991)	150%
Other income (expense):
Interest income	169	778	(609)	(78)%
Other expense	—	(9)	9	(100)%
Total other income	169	769	(600)	(78)%
Net loss	$(51,430)	$(19,839)	$(31,591)	159%
* Not meaningful

Revenue

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$3,551	$320	$3,231	1,010%
Revenue increased by $3.2 million, or 1,010%, from $0.3 million during the nine months ended September 30, 2020 to $3.6 million during the nine months ended September 30, 2021, primarily due to sales of products related to our Proteograph Product Suite. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument and assay kits, platform evaluations, and services, of which $1.2 million was attributed to related parties. Revenue related to our grant-funded activities related to our SBIR grant from the NIH declined between the two periods.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$1,572	$—	$1,572	*
Cost of revenue increased from $0 during the nine months ended September 30, 2020 to $1.6 million for the nine months ended September 30, 2021, primarily due to the first sales of our Proteograph Product Suite. Cost of revenue related to our Proteograph Product Suite consist of costs of the SP100 instrument, assay kits and other related costs, including labor and overhead.
Research and Development

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$20,906	$13,520	$7,386	55%
R&D expenses increased by $7.4 million, or 55%, from $13.5 million during the nine months ended September 30, 2020 to $20.9 million during the nine months ended September 30, 2021. The increase was primarily due to an increase in product development efforts related to our Proteograph Product Suite including $2.6 million in employee compensation and other related costs and $2.6 million in stock-based compensation due to growth in research and development personnel, $3.1 million related to the expansion of facilities and maintenance and depreciation of laboratory equipment, and $0.2 million in general business expenses which includes subscriptions and software costs. This was offset by a decrease in prototype materials of $(0.3) million as we entered the Limited Release phase of our commercial plan and a decrease in clinical study fees of $(0.8) million related to the costs associated with the ramp down of site enrollment for clinical studies related to the collection of biological samples for research use. These clinical studies are related to the assets transferred to PrognomIQ.
Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$32,672	$7,408	$25,264	341%

Selling, general and administrative expenses increased by $25.3 million, or 341%, from $7.4 million during the nine months ended September 30, 2020 to $32.7 million during the nine months ended September 30, 2021, primarily due to a $5.7 million increase in employee compensation and other related expenses, and a $12.8 million increase in stock-based compensation, as a result of an increase in personnel, including the addition of key members of executive management. Other increases are attributable to $0.4 million in marketing costs and $0.2 million in travel costs related to the Limited Release phase of our commercial plan, and costs related to becoming a publicly traded company including a $1.8 million increase in professional and consulting fees related to accounting and audit services, a $0.6 million increase in corporate and patent legal matters, and a $4.5 million increase in general business expenses which includes insurance premiums and state and local business taxes. These increases were partially offset by the decrease of $(0.7) million in facility and other related expenses due to a reduction of square footage for general administration function.
Total Other Income

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Total other income	$169	$769	$(600)	(78)%
Total other income decreased by $(0.6) million, or (78)%, from $0.8 million during the nine months ended September 30, 2020 to $0.2 million during the nine months ended September 30, 2021. Short-term interest rate yields decreased significantly during fiscal year 2020 and remained low during the first nine months of fiscal year 2021. These decreases were partially offset quantitatively by higher amounts of cash invested in money market funds and U.S. Treasury securities during fiscal year 2020 and the first nine months of fiscal year 2021 as a result of multiple private and public financing events.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(33,978)	$(15,343)
Net cash used in investing activities	(83,389)	$(39,831)
Net cash provided by financing activities	115,365	$55,395
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,002)	$221
Operating Activities
During the nine months ended September 30, 2021, cash used in operating activities was $34.0 million, which was attributable to a net loss of $(51.4) million and a net change in our net operating assets and liabilities of $(4.3) million, partially offset by non-cash charges of $21.8 million. Non-cash charges primarily consisted of $19.3 million in stock-based compensation, $1.7 million of depreciation and amortization and $0.8 million of net amortization of premiums on available-for-sales securities. The change in our net operating assets and liabilities was primarily due to an increase in inventory levels of $2.0 million, an increase in prepaid expenses and other current assets, including insurance, of $2.1 million related to being a public company and a decrease of $0.1 million in deferred revenue, partially offset by an increase in accounts payable of $0.3 million and an increase in accrued research and development of $0.2 million.
During the nine months ended September 30, 2020, cash used in operating activities was $15.3 million, which was attributable to a net loss of $(19.8) million, partially offset by a net change in our net operating assets and liabilities of $0.6 million and non-cash charges of $3.9 million. Non-cash charges primarily consisted of $2.6 million in stock-based compensation and $1.1 million of depreciation and amortization and $0.2 million of net amortization of premiums on available-for-sales securities. The change in our net operating assets and liabilities was primarily due to increased accrued liabilities related to professional, consulting and legal fees of $0.7 million, partially offset by a decrease in accrued research and development of $0.1 million.
Investing Activities
During the nine months ended September 30, 2021, cash used in investing activities was $83.4 million, which related to purchases of available-for-sale securities, net of proceeds from maturities of $(77.8) million and $(5.6) million in payments primarily for laboratory equipment.

During the nine months ended September 30, 2020, cash used in investing activities was $39.8 million, which related to purchases of available-for-sale securities, net of proceeds from maturities of $(35.4) million, in addition to $(4.4) million in payments primarily for laboratory equipment.
Financing Activities
During the nine months ended September 30, 2021, cash provided by financing activities was $115.4 million. This was attributable to net proceeds of $103.0 million from issuance of common stock upon our follow-on offering, net of issuance costs of $(7.6) million, $11.4 million in short-swing profits from a beneficial owner and $1.0 million from the exercise of stock options.
During the nine months ended September 30, 2020, cash provided by financing activities was approximately $55.4 million. This was attributable to the net proceeds of $54.9 million from the issuance of Series D-1 convertible preferred stock, net of issuance costs, and $0.6 million from the exercise of stock options.
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
Our operating lease obligations reflect our lease obligations for our headquarters facility in Redwood City, California. In June 2020, we amended the lease agreement for this facility to expand the office and laboratory space covered by the lease, extend the lease through February 2032, and increase the annual base rent for the expanded premises. Upon occupancy of the expansion facility that is anticipated to occur in the first quarter of 2022, the annual base rent will be $0.9 million in the first twelve months of the lease term (subject to an abatement period of nine months), and increases on an annual basis to $1.2 million in the final twelve months of the lease term. The amendment also provides for tenant incentives in the amount of $2.4 million.
In April 2021, we entered into a lease amendment for this facility to further expand the office and laboratory space for an approximate term of eleven years. Payments associated with this operating lease agreement will result in additional operating lease obligations not included in the above table of approximately $160,000 per month plus operating expenses.
We have certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $7.2 million as of September 30, 2021. These payments are not included in the table of contractual obligations above.
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
Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
While our significant accounting policies are described in the Notes to our financial statements, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.
Revenue Recognition
We record revenue based on a five-step model in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606). For the product and service revenue, we identify the performance obligations, determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when (or as) the performance obligation is satisfied.
We regularly enter into contracts for various components of the Proteograph Product Suite which are generally distinct and accounted for as separate performance obligations.
We recognize revenue when control of the products and services is transferred to its customers in an amount that reflects the consideration it expects to receive from its customers in exchange for those products and services.
We receive grant agreements and are assess either to be accounted for as an exchange transaction or contribution. We recognize revenue for contribution grants when grant-funded activities are performed up to the amount of expenses incurred and any advance funding payments are recorded as deferred revenue.
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

We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (ii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years or (iii) the date on which we are deemed a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates, or (iv) the last day of the fiscal year following the fifth anniversary of completion of our initial public offering. We will cease to be an emerging growth company as of December 31, 2021 and will become a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2021 because of the material weaknesses in internal controls further discussed below. Notwithstanding the material weaknesses, our management, including our CEO and CFO, has concluded that our unaudited condensed consolidated financial statements, included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Specifically, our management determined that, as of September 30, 2021, we have material weaknesses in each of the following components of the “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission:
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
Remediation Plan
We have commenced measures to remediate the identified material weaknesses. These measures include adding personnel as well as implementing new financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above and to further improve our accounting processes. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation plan is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
We are committed to continuing to improve our internal control processes and will continue to review and enhance our financial reporting controls and procedures. As we continue to evaluate and improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting
Except for the identification of the material weaknesses and the remediation plan described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. For the three months ended September 30, 2021 and 2020, we incurred net losses of $18.4 million and $8.2 million, respectively. For the nine months ended September 30, 2021 and 2020, we incurred net losses of $51.4 million and $19.8 million, respectively. As of September 30, 2021, we had an accumulated deficit of $106.8 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and our Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of our Proteograph Product Suite and research and development efforts for products. These efforts may prove more costly than we currently anticipate. While we have generated product revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a newly public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We will need to transition from a company with a focus on research and development to a company capable of supporting broad commercial activities as well, and we may not be successful in such a transition. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.

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
•the impact of the COVID-19 pandemic on the economy, invest ment in life sciences and research industries, our business operations, and resources and operations of our customers, suppliers and supply chain, and distributors; and
•general industry, economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
We have not yet initiated a broad commercial launch of our Proteograph Product Suite. We are following a three phase launch plan to commercialize our Proteograph, which includes a Collaboration phase, a Limited Release phase and a Broad Release phase. We have moved into the second phase of commercialization, the Limited Release phase of our commercial launch plan. Our commercialization plan may not progress as planned due to:
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

•delays in building out our sales, customer support and marketing organization as needed for the Broad Release phase of our commercialization plan;
•delays in ramping up manufacturing, either internally or through our suppliers to meet the expected demand for the Broad Release phase of our commercialization plan; and,
•the impact of the COVID-19 pandemic on the economy and research industries, our business operations, and resources and the operations of our customers, suppliers and supply chain, and distributors.
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
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay our receipt of instruments, components and supplies from the third parties we rely on to, among other things, produce our SP100 automation instrument and NPs. For instance, “stay-at-home” orders in California, and specifically San Mateo County where our headquarters is located, that require businesses to implement certain social distancing protocols and other written health and safety plans and measures and which could affect productivity and morale, could be reinstated. We have continued to operate within the rules applicable to our business; however, an extended implementation of these governmental mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. For onsite work in our Redwood City and San Diego offices, we require employees to show proof of vaccination and be tested weekly. The COVID-19 pandemic and a skilled labor shortage in general have also had an effect on our ability to attract, recruit and interview candidates at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations, and policies.
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
Additionally, our suppliers have also been impacted by the COVID-19 pandemic. For example, our SP100 automation instrument manufacturer, Hamilton Company, has experienced a surge in demand for equipment and associated consumables used for COVID-19 diagnostics, and as a result, we have experienced longer lead times for our instruments. We have also experienced supply delays for critical hardware, instrumentation, medical and testing supplies that we use for product development and certain components of our consumable kits, as these other components and supplies are otherwise diverted to COVID-19-related testing and other uses.
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
Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Omid Farokhzad, one of our founders and our Chief Executive Officer; Omead Ostadan, our President and Chief Operating Officer; and David Horn, our Chief Financial Officer, is critical to our vision, strategic direction, product development and commercialization efforts. On October 13, 2021, we announced that Mr. Ostadan will be taking a leave of absence as an officer of the Company for personal reasons, beginning on November 20, 2021, and lasting approximately three months. The departure of one or more of our executive officers, senior management team members, or other key employees could be disruptive to our business until we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.
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
While we have moved into the Limited Release phase, we do not expect to have broad release of our Proteograph Product Suite and associated consumables until early 2022. If we are able to successfully broadly commercialize our Proteograph, we expect that we will generate substantially all of our revenue from the sale of our Proteograph Product Suite and associated consumables. There can be no assurance that we will be able to successfully commercialize our Proteograph solution, design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for life sciences research tools, generally, and in proteomics and genomics technologies, specifically, we will be expected to upgrade or adapt our Proteograph solution to keep up with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that our Proteograph Product Suite will increase study sizes for our future customers and their associated purchases of our consumables. If sales of our instruments fail to materialize, or our assumptions about study sizes or customer purchases of our consumables, so will the related consumable sales and associated revenue.
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
•changes in strategy and funding by commercial companies in their efforts around therapeutic and diagnostic product development and their adoption and use of our Proteograph Product Suite;
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
In addition, certain of the components used in our products are sourced from limited or sole suppliers. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver instruments to customers could occur if we encounter delays or difficulties in securing these components, or if the quality of the components supplied does not meet specifications, or if we cannot then obtain an acceptable substitute. Our suppliers have also been impacted by the COVID-19 pandemic, and we have also experienced supply delays for critical hardware, instrumentation, medical and testing supplies that we use for product development, and certain components of our consumable kits, as these other components and supplies are otherwise diverted to COVID-19-related testing and other uses. If any of these events occur, our business, results of operations, financial condition and prospects could be harmed.
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
We leverage well-established unit operations to formulate and manufacture our NPs at our facilities in Redwood City, California. We procure certain components of our consumables from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing our proprietary engineered NPs. These manufacturing processes are complex. As we move to towards commercial scale formulation and manufacturing of our NP panels, if we are not able to repeatably produce our NPs at commercial scale or source them from third-party suppliers, encounter unexpected difficulties in packaging our consumables, fail to comply with regulations relating to laboratory safety, the handling of human samples, the use of certain hazardous substances or chemicals, including in commercial products, or the collection, reuse, and recycling of waste from products we manufacture, our business will be adversely impacted.
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
In addition, we expect that our Proteograph Product Suite will be used with our potential customers’ own mass spectrometry (MS) instruments or the MS instrument of a third-party service provider and the performance of these MS instruments is outside of our control. If such third-party products are not produced to specification, are produced in accordance with modified specifications, are defective, or not used with recommended equipment, they may not be compatible or perform as intended with our Proteograph. In such case, the reliability, results and performance of our Proteograph may be compromised. The occurrence of any one or more of the foregoing may have a material adverse effect on our business, results of operations, financial condition and prospects.
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
As we commercialize our Proteograph Product Suite outside of the United States, our international business could expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
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
•export requirements and import or trade restrictions, including, without limitation, trade retaliation laws;
•laws and business practices favoring local companies;
•foreign currency exchange, longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•changes in social, economic, political and climate conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, investment, and climate control both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products, including as a result of the separation of the United Kingdom from the European Union (Brexit);

•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers;
•difficulties and costs of staffing and managing foreign operations; and
•difficulties protecting, maintaining, enforcing or procuring intellectual property rights.
The collection and transfer of personal data and human samples is subject to increasing regulatory authority around the world. For example, Europe and China have adopted or are in the process of adopting data protections laws, regulations, and practice standards covering personal data, medical samples and data, and their potential transfer across national borders. In some cases, consent from individuals and the opportunity for revocation of consent, handling by local entities, and approvals from regulatory bodies may be required, and enforcement may include suspension of the ability to conduct business in the regulated jurisdiction along with civil fines and criminal penalties. This could increase our compliance costs and subject us to significant risks of doing business in these jurisdictions, and any failure to comply with these laws, rules, and regulations could materially and adversely affect our revenue and business operations.
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
We face significant competition in the life sciences technology market. We currently compete with life sciences technology and the diagnostic companies that are supplying components, products and services that serve customers engaged in proteomics analysis. These companies include Agilent Technologies, Bruker Corporation, Danaher, DiaSorin, and Thermo Fisher Scientific. We also compete with a number of emerging growth companies that have developed, or are developing, proteomic products and solutions, such as Nautilus Biotechnology, Olink Proteomics, Quanterix, Quantum-Si and SomaLogic.
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
We are testing our internal controls for the purpose of providing the reports required by SOX. During our testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In connection with the audit of our consolidated financial statements for the year ended December 31, 2019, we and our independent registered public accounting firm identified the following material weaknesses in our internal control over financial reporting, which remain unremediated:
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
We have commenced measures to remediate the identified material weaknesses. These measures include adding personnel as well as implementing new financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above and to further improve our accounting processes. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation plan is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
We are committed to continuing to improve our internal control processes and will continue to review and enhance our financial reporting controls and procedures. As we continue to evaluate and improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the enhanced control is operating effectively.
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
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, in connection with the implementation of the new revenue accounting standard if and when we have product sales, management makes judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the new standard. If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
If we elect to label and promote any of our products as clinical diagnostics tests or medical devices, we would be required to obtain prior approval or clearance by the FDA, which would take significant time and expense and could fail to result in FDA clearance or approval for the intended uses we believe are commercially attractive.
Our products are currently labeled and promoted, and are, and in the near-future will be, sold as research use only (RUO) products, primarily to academic and research institutions and research companies, and are not currently designed, or intended to be used, for diagnostic procedures, clinical diagnostic tests or as medical devices. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to U.S. Food and Drug Administration (FDA) regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.
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
We do not currently expect our Proteograph Product Suite to be subject to the clearance or approval of the FDA, as it is not intended to be used for the diagnosis, treatment or prevention of disease. However, as we expand our product line and the applications and uses of our current or products into new fields, certain of our future products could become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Also, even as our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (LDTs) for clinical diagnostic use, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive, and time-consuming. Regulatory requirements related to marketing, selling, and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.
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
We will consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including:
•increasing our sales and marketing and other commercialization efforts to drive market adoption of our Proteograph Product Suite;
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
If third parties, including our competitors, believe that our products or technologies infringe, misappropriate or otherwise violate their intellectual property, such third parties may seek to enforce their intellectual property, including patents against us by filing an intellectual property-related lawsuit, including patent infringement lawsuit, against us. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. For example, we are aware of a U.S. issued patent owned by a third party that is directed to a method for diagnosing a biological condition by analyzing certain types of proteins, including through the use of nanoparticles. Such patent is expected to expire in 2026, without taking into account any possible patent term adjustments or extensions. We are also aware of pending patent applications in Europe and in the United States owned by a third party that are directed to a method of identifying biomarkers in biofluids using nanoparticles and, if issued, is projected to expire in 2037, without taking into account any possible patent term adjustments or extensions. Such patent and patent applications could be construed to cover certain aspects of our products or technologies, including our Proteograph Product Suite. If any of these third parties, or any other third parties, were to assert these or any other patents against us and we are unable to successfully defend against any such assertion, we may be required, including by court order, to cease the development and commercialization of the infringing products or technologies and we may be required to redesign such products or technologies so they do not infringe such patents, which may not be possible or may require substantial monetary expenditures and time. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed such patents. We could also be required to obtain a license to such patents in order to continue the development and commercialization of the infringing product or technology, however such a license may not be available on commercially reasonable terms or at all, including because certain of these patents are held by or may be licensed to our competitors. Even if such license were available, it may require substantial payments or cross-licenses under our intellectual property rights, and it may only be available on a nonexclusive basis, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operation or prospects.
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
Although our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “SEER,” there is a limited trading history and an active trading market for our Class A common stock may not be sustained. Accordingly, we cannot assure you of your ability to sell your shares of Class A common stock when desired or the prices that you may obtain for your shares. If an active market for our Class A common stock with meaningful trading volume is not sustained, the market price of our Class A common stock may decline materially and you may not be able to sell your shares.
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
•revenue being less than anticipated or operating expenses being more than anticipated;
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
In July 2017, S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Our multi-class capital structure may make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices may not be investing in our stock. It is unclear what effect, if any, exclusion from any indices has had on the valuations of the affected publicly traded companies. It is possible that such policies could depress the valuations of public companies excluded from such indices compared to those of other companies that are included.
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
In addition, regulations and standards relating to corporate governance and public disclosure, including SOX, and the related rules and regulations implemented by the SEC and the Nasdaq Stock Market, LLC (Nasdaq) have increased legal and financial compliance costs and make some compliance activities more time-consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

General Risks
If our facilities or our third-party manufacturers’ facilities become unavailable or inoperable, our research and development program and commercialization launch plan could be adversely impacted and manufacturing of our instruments and consumables could be interrupted.
Our Redwood City, California, facilities house our corporate, research and development, NP manufacturing and quality assurance teams. Our instruments are manufactured at our third-party manufacturer’s facilities in Nevada, and our consumables are manufactured at various locations in the United States and internationally.
Our facilities in Redwood City and those of our third-party manufacturers are vulnerable to natural disasters, public health crises, including the impact of the COVID-19 pandemic, climate change and catastrophic events. For example, our Redwood City facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, wildfires, floods, power loss, communications failures and similar events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or our third-party manufacturer’s facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our Redwood City facilities given the specialized equipment housed within it. The inability to manufacture our instruments or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future. Because our NPs are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such NPs, and we may not be able to replace them without disruption to our customers or at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Unregistered Sales of Equity Securities
None during the nine months ended September 30, 2021.
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

SEER, INC.

Date: November 9, 2021	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ David R. Horn
David R. Horn
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)