Form 10-K
period 2021-12-31
Seer, Inc.
filed 2022-03-01
CIK 1726445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
		Smaller reporting company	☒
Non-accelerated filer	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was approximately $1.6 billion.
As of February 22, 2022, the registrant had 58,048,119 shares of Class A common stock, $0.00001 par value per share, and 4,055,190 of Class B common stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

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
•our ability to successfully implement our three phase commercialization plan, including our ability to attract customers during the broad release phase;
•the implementation of our business model, strategic plans and expected pricing for the Proteograph™ Product Suite;
•our expectations regarding the rate and degree of market acceptance of the Proteograph Product Suite;
•the impact of the Proteograph Product Suite on the field of proteomics and the size and growth of the addressable proteomics market;
•competitive companies and technologies and our industry;
•our ability to manage and grow our business;
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

PART I.
Item 1. Business
Overview
Our mission is to imagine and pioneer new ways to decode the secrets of the proteome to improve human health. Our initial product, the Proteograph Product Suite (Proteograph), leverages our proprietary engineered nanoparticle (NP) technology to provide unbiased, deep, rapid and large-scale access to the proteome. The Proteograph Product Suite is an integrated solution that is comprised of consumables, an automation instrument and software.
We believe that characterizing and understanding the full complexity of the proteome is foundational for accelerating biological insights and will lead to broad potential end-markets for proteomics, encompassing basic research and discovery, translational research, diagnostics and applied applications. This full understanding of the complexity of the proteome and its dynamic nature requires large-scale, unbiased and deep interrogation of thousands of samples across time, which we believe is unavailable with the proteomic approaches available today. We believe that the Proteograph Product Suite has the potential to enable researchers to perform these proteomics studies at scale.
Proteins are the functional units of many biological processes and dynamic indicators of physiology that can gauge health over time, inform disease progression and monitor therapeutic response. Despite the central role proteins play in biology, rich functional content derived from proteomics studies is relatively unexplored compared to the genome, since large-scale proteomic studies have not been possible. We believe large-scale characterization of the proteome has not been feasible with existing proteomics approaches, which broadly fall into two categories: (i) unbiased but not scalable, or (ii) scalable but biased. Current de novo, or unbiased, approaches require complex, lengthy, and labor- and capital-intensive workflows that limit their scalability to small, under-powered studies. Targeted or biased methods enable interrogation of a limited number of known proteins per sample. Although targeted approaches are scalable, they lack the breadth and depth necessary to appropriately characterize the proteome and catalog its many protein variants. Therefore, we believe that proteomics researchers are forced into an unattractive trade-off between the number of samples in a study and the depth and breadth of the analysis. These trade-offs limit the ability to advance characterization of the proteome to match the characterization of the genome. We believe deep, unbiased, large-scale proteomic analysis is needed for a more complete understanding of biology.
We are initially focused on driving adoption of the Proteograph with customers in the proteomics and genomics markets, with those researchers who recognize the value of large-scale, unbiased, deep proteomics. Allied Market Research estimates the proteomics market was $32 billion in 2019. We believe that the Proteograph’s unique capabilities will enable researchers to undertake unbiased studies not possible today, particularly those of larger scale, and will complement genomics studies by adding critical missing information that can provide functional context to genomic variation. According to the dbSNP database, over 1 billion individual genetic variants have been identified to date; however, fewer than 0.2% of those variants have been cataloged in the ClinVar database with a reported relationship between variation and phenotype.
We believe unbiased, deep and large-scale proteomics will help researchers map biological function of genomic variants, identify impactful disease and response-specific risk factors, and accelerate discovery of molecular mechanisms of health and disease. We believe these capabilities should broadly appeal to researchers and entities undertaking large-scale genomics studies and should attract spending from the genomics market, estimated by Technavio to be $21 billion in 2019. In addition, we believe the Proteograph is likely to enable novel content discovery that will lead to entirely new applications and market opportunities.
We are initially focused on research applications for the Proteograph Product Suite and are selling and marketing the Proteograph for research use only (RUO). We commenced the third and final phase of our commercialization plan with broad release in January 2022.

The Importance of Proteomics
Detailed and complex biological information resides at the protein level. Virtually every function within a living organism occurs by the action of a protein or a group of proteins interacting with each other and in concert. Thus, proteomics is a key area of focus for researchers. Proteins are dynamic indicators of health status and can be used to monitor disease progression and therapeutic response. By contrast, the genome is a static indicator of what a person’s physiology could be, not an indicator of current physiological state. In short, the genome represents risk, while the proteome reflects status. Despite the physiological impact, the human proteome is relatively unexplored compared to the human genome.
Through large-scale data collection and widespread adoption of molecular profiling techniques, over one billion genetic variations have been identified across all genomes that have been sequenced. Although this information has significantly improved the understanding of biology, the functional context at the protein level has not been established for the vast majority of this genomics information. In other words, researchers have not been able to connect phenotypic information with the relevant genotypic information. We believe that if we enable researchers to generate large bodies of proteomic data that can be coupled with large bodies of genomic data, they will be better positioned to understand the relationship between variation and function and its impact on biology.

1.1 Billion
1 Billion
0
Cataloged Variants
Content
Utility
High accessibility
of content but
low utility
High utility
but low accessibility
of content
Genome
Utility of information
Proteome
Static indicator of risk
Dynamic indicator of status

Figure 1: Utility of genomic vs. proteomic information. Over one million human genomes have been highly characterized with over 1 Billion variants, but they have low utility and represent a static indicator of risk. The human proteome is far less characterized but has a much higher utility as a dynamic indicator of health status.

Challenges of Accessing the Proteome
The human proteome is more dynamic, diverse and complex in structure, composition and number of variants than either the genome or transcriptome. Starting from the genome, multiple biological steps take place to arrive at the proteome, each step creates increased complexity and diversity. The human genome has approximately 20,000 genes, which are estimated to give rise to more than 200,000 transcripts, which then give rise to 1,000,000 or more protein variants. As shown in Figure 2, this is in part because a single gene produces distinct ribonucleic acid (RNA) isoforms through the process of transcription and a myriad of structurally distinct proteins through the process of translation. Biological processes can further chemically modify these proteins in unique ways, resulting in a large number of protein variants through post-translational modifications. Overall, these processes result in many levels of protein diversity, from amino acid sequence and structural variations, to post-translational modifications (PTMs), to functional changes due to interactions between the proteins themselves, known as protein-protein interactions

(PPIs). We believe the fundamental challenge with existing proteomics methods is their inability to measure the breadth and depth of the proteome’s complexity, rapidly and at scale.
Limitations of Targeted Approaches to Proteomics
Unlike DNA, the structures, chemistries and concentrations of proteins in any given sample are widely variable. Proteins also lack a direct amplification mechanism, which creates technological challenges for identifying them at low concentration. Given the diversity of protein structures, coupled with the lack of a common amplification mechanism, researchers often use analyte-specific reagents (ASRs) to measure proteins. ASRs are ligands, such as antibodies, that have been designed to bind to specific areas of proteins, and therefore, involve a targeted or biased approach. This targeted approach is limited in that ASRs do not have the capability to interrogate the entirety of the protein structure of the molecule that they bind to and may not distinguish important protein variants. The average length of a human protein is approximately 470 amino acids, whereas the average binding site of an ASR is an epitope with a length of five to eight amino acids. ASRs may not recognize differences between proteins outside of the epitope binding site and, therefore, may not differentiate among protein variants, as demonstrated in recent publications including Pietzner, M. et al. ASRs and other biased readout technologies are not optimal for discovery given the inherent complexity of proteins. A large number of ASRs can be designed to detect a large number of different proteins, but this approach is limited in its ability to measure new protein variations.
Targeted approaches, in general, are useful when the scientist or clinician knows what is being analyzed. This is analogous to the role of microarrays in genomics, where a specific DNA fragment is used in a targeted or biased manner to confirm the presence of a specific mutation, or a single nucleotide polymorphism (SNP), whereas NGS employs an unbiased approach to interrogate the breadth of content in the genome. With an unbiased approach, as one scales the number of samples in a study, one inherently assays a broader set of novel content. With targeted approaches, regardless of the number of samples in a study, one will not gain any additional novel content beyond the specific targets of the assay.
Limitations of Current Unbiased Approaches to Proteomics
Rather than interrogating proteins at the level of predefined epitopes, unbiased approaches can interrogate proteins at the peptide level, providing amino-acid level resolution to protein variants. However, current unbiased approaches do not scale well due to vastly different protein concentrations in plasma samples. Plasma protein concentration, for example, can span ten orders of magnitude from abundant proteins like albumin to some of the least abundant proteins, such as cytokines. The top 22 most abundant proteins account for approximately 99% of the total protein mass in the plasma, yet the many thousands of less abundant proteins comprising the other one percent of the total proteome by mass have significant impact on biology. Therefore, it is critical to be able to broadly and deeply detect proteins across the proteome, including those proteins that appear in low concentrations in plasma.
Mass spectrometry (MS) is a broadly used technique for detection of proteins and their variants for unbiased discovery, basic research and clinical applications. Given the wide dynamic range of protein concentrations in plasma and other biological samples, current MS methods for protein detection often require complex sample preparation workflows that involve depletion of abundant proteins and grouping remaining proteins and peptides into smaller units through fractionation. We believe current unbiased approaches in complex biosamples with a skewed dynamic range (e.g., blood plasma) are not widely adopted by researchers because the workflows are extremely complex, the process is expensive and the time required to complete such analysis is significant. As one example of these complex methods, in a paper from Keshishian, H. et al., the researchers first depleted the most abundant proteins with immuno-affinity columns and then separated the remaining proteins by many subsequent and complex chromatographic steps and mass spectrometer injections. The study identified 4,500 different proteins across 16 samples, taking multiple months to complete.
A critical unmet need in proteomic analysis remains how to collect unbiased proteomic data on thousands of proteins in a sample spanning more than ten orders of dynamic range in concentration and to repeat this across thousands of samples in a reasonable amount of time and cost. Genomics faced a similar unmet need before the advent of NGS, which allowed for massively-parallel sampling.
Importance of an Unbiased Approach in the Discovery of Novel Content
The ability to perform unbiased sampling of content at scale in biology has been transformational to biological analysis. Before NGS, genomic approaches were not scalable to either read the entire genome or process very large numbers of samples. Researchers could only sequence hundreds of fragments of DNA or RNA at a time, and not easily in parallel. Genetic analysis was limited to biased, shallow genetic studies that were time-consuming and not scalable. As a result, genomics researchers faced similar challenges that researchers currently face in proteomics. The introduction of NGS enabled unbiased analysis at scale of small fragments of DNA, allowing researchers to, in parallel, sequence tens of millions (currently tens of billions) of fragments of DNA per sample. This transformative approach to sampling enabled genomic sequencing at scale and enabled the discovery of novel content.
The discovery of novel content created the path to genomic end-market opportunities across basic research and discovery, translational research and clinical applications, including early cancer detection, recurrence monitoring and non-invasive prenatal testing. While there are no assurances that the Proteograph Product Suite will have the same effect on the proteomics market as NGS technologies have had on the genomics market, given the utility of proteins for measuring function, health and disease, we believe the same, if not a greater, market opportunity exists for providing unbiased, deep, rapid and scalable access to the proteome. Figure 3 illustrates the concept of increasing content discovery with an unbiased approach as sample cohorts increase in size.

1M
500K
100K
10K
1K
Plasma Protein Variants
1M+
Variants
UNBIASED
APPROACH
TARGETED APPROACHES
200
500
1000
Cohort Size

Figure 3: Unbiased approaches increase the identification of protein variants arising from genomic variants, isoforms and post-translational modifications as sample numbers increase, resulting in new biological insights, applications and utility.

Importance of Peptide-Level Resolution in the Understanding of Biology
We believe that peptide-level resolution will be critical to the discovery of novel content and new biological insights. As one example, using data from our Nature Communications paper, we identified several biologically-important novel cancer biomarkers at the peptide level that would have been missed if we had only focused on overall protein expression. One of those biomarkers, Bone Morphogenic Protein 1 (BMP1) has been reported to have a dual role in cancer, but the biology is not well understood. Figure 4 below demonstrates how BMP1 at the protein level ignores the variants of BMP1, showing no apparent difference in the overall expression pattern of BMP1 between cancer and healthy subjects. If one has resolution at the peptide level, individual variants of BMP1 can be seen. It is possible that these findings may help to explain the dual role of BMP1 in cancer. This insight is enabled because an unbiased approach is able to identify peptide sequences at the amino acid-level.

Our Proprietary Engineered Nanoparticle Technology
Our proprietary engineered nanoparticle technology overcomes the limitations of existing methods and is the foundation for the Proteograph Product Suite’s easy-to-use workflow for unbiased, deep, rapid and scalable proteomic analysis. Our approach is based on proprietary engineered NPs that enable unbiased sampling of intact proteins across the dynamic range of the proteome, capturing a myriad of molecular information at the level of protein variants as well as PPIs. Our NPs eliminate the need for complex workflows required by other unbiased approaches, which we believe will make proteomics more accessible to the broader scientific community.
The diameter of a nanoparticle is typically in the tens to hundreds of nanometers. As a reference, the diameter of a human hair is 80,000 nanometers. When nanoparticles are placed in contact with a biological sample, a thin layer of intact proteins rapidly, selectively and reproducibly adsorbs onto the surface of a nanoparticle upon contact, forming what is called a protein “corona.” Additional intact proteins can also join the corona layer by binding directly to a protein that has already attached to the nanoparticle through PPIs, and intact protein complexes may also attach to the nanoparticle directly. Our NPs’ ability to capture whole and intact proteins and their many diverse variants provides access to protein structural information, including information on PPIs. At binding equilibrium, which occurs within minutes after our NPs encounter the protein, the selective sampling of proteins by our NPs is robust and highly reproducible.

Protein sampling and binding of proteins to the nanoparticle surface are driven by three primary factors: (i) affinity of a given protein for a given nanoparticle’s physicochemical surface; (ii) concentration of a given protein in a biological sample; and (iii) affinity of the proteins for other proteins on the surface of the nanoparticle, forming PPIs. A variety of different methods and materials are used to design and create different nanoparticles. Each nanoparticle can have distinct physicochemical properties that generate a unique protein corona pattern and a unique proteomic fingerprint. We believe the growing body of proteomic data coupled with advanced machine learning will allow us to continue to enhance the unique physicochemical properties of our nanoparticles.
We can combine nanoparticles into panels to provide a representative and thorough sampling across the dynamic range of the proteome, from high to low abundance proteins. In effect, the properties of protein binding to a panel of nanoparticles are functionally equivalent to, and can replace, complex, biochemical laboratory workflows for the preparation of samples for deep, unbiased MS, and which enable the capture of thousands of proteins from biofluids for large-scale proteomics studies. Virtually any solubilized biological sample can be interrogated with nanoparticles, including cell or tissue homogenates, blood or blood components (such as plasma or serum, urine), saliva, cerebrospinal fluid and synovial fluid. The versatility of nanoparticles provides the opportunity to use a vast universe of different nanoparticles with different physicochemical properties, across a broad range of sample types, to selectively, reproducibly and deeply sample the proteome in an unbiased way.
The figure below illustrates the dynamic range of the proteome with high abundance proteins in the upper left of the curve and low abundance proteins in the lower right of the curve. Each of our unique nanoparticles has different physicochemical properties, which allows it to sample selectively across the breadth of the proteome.

Our NPs enable the unique capabilities of the Proteograph Product Suite, including the ability to:
•eliminate complex workflows required by other unbiased proteomic approaches;
•sample in an unbiased manner across the dynamic range of the proteome in a variety of biological samples;
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
We have validated our NP technology and the principle of protein corona formation as a robust and reproducible method to deeply and broadly profile the proteome in a high-throughput manner. In our publication in Nature Communications (Blume et al.), we demonstrated a rapid, deep and precise profiling of the plasma proteome with our proprietary engineered NP technology.
The Proteograph Product Suite
Our proprietary engineered NP technology forms the basis for our first product, the Proteograph Product Suite. The Proteograph is an integrated solution consisting of consumables, an automation instrument and software to perform unbiased, deep proteomic analysis at scale in a matter of hours. We designed the Proteograph workflow to be efficient and easy-to-use, and to leverage broadly used laboratory instrumentation to enable adoption in both decentralized and centralized settings, making deep, unbiased proteomics accessible to nearly any lab.
The Proteograph consumables consist of our NP panel and all other consumables necessary to assay samples in an automated workflow on our SP100 automation instrument. Our automated workflow is custom configured for researchers to assay samples in approximately seven hours, which includes thirty minutes of hands-on time and six and a half hours of automated instrument time. The output from the Proteograph workflow is peptides ready to be processed on an MS instrument. The Proteograph Product Suite is detector agnostic and, we believe, will be adaptable to other protein detection instruments in the future. The MS component of the Proteograph workflow is either provided by the researcher’s laboratory or can be outsourced to a third-party provider. We estimate that there are approximately 16,000 MS instruments with configurations typically used to perform proteomic analysis installed worldwide and, therefore, we believe that MS systems are readily accessible by researchers. The Proteograph Analysis Suite, a data analytics software suite, provides quality control and allows researchers to analyze and interpret the output from the system and gain insights into their data.
Consumables
For our first Proteograph assay, we employ a panel of five NPs. The Proteograph consumables also include buffers and reagents for protein lysis and digestion, peptide purification, peptide quantification and the reconstitution of lyophilized materials. We designed the performance specifications of the Proteograph Product Suite to meet the core needs of the market in terms of protein coverage and sample throughput required for proteomic experiments that are unbiased and at-scale. The current product allows for the interrogation and processing of up to 16 samples in parallel on a single 96-well plate in approximately seven hours. Each sample incubates separately with each of the five nanoparticles, resulting in 80 wells of peptides in a 96-well plate.The remaining 16 wells are for integrated quality control samples to ensure consistent process performance and to aid in troubleshooting.
The ready availability of the non-particle reagents combined with our ability to efficiently design and fabricate different NPs with different chemical properties, greatly simplifies the development and production of future iterations or additional versions of the Proteograph assays to address potential customer needs, such as expanded coverage or specialized assays. Additionally, we can introduce new assays that include a different number of NPs and process different sample numbers.
Automation Instrument
We designed the Proteograph assay to be run in a robust and automated manner on our SP100 automation instrument, which is a custom-configured industry-standard liquid handling workstation. Our SP100 instrument is designed to consistently run experiments and to enable studies of hundreds to thousands of samples. Our automated workflow allows for rapid highly parallel proteomic sampling with just thirty minutes of set-up time. The flexibility of our instrument, coupled with the inherent diversity of our NP technology, provides for many potential applications and study workflows that can suit particular experimental needs
The Proteograph workflow is driven by the Instrument Control Software (ICS) on the SP100 automation instrument. The workflow has been configured to process one full 96-well plate at a time, in just seven hours, processing 16 samples in parallel for each 96-well plate run. Future workflows and NP panels will be able to be run on the SP100 automation instrument, with an accompanying software update. The output of the Proteograph assay and instrument is peptides that are quantified, dried, and can be reconstituted when ready to inject into a mass spectrometer. MS provides quantitative detection, either on an instrument provided by the user, or sent out for MS analysis to a third-party provider.
Software
The Proteograph Analysis Suite is designed for ease-of-use and was developed to help users arrive at insights quickly and efficiently following quantitative detection of peptides on an MS instrument. To accommodate varying customer needs, we have designed the Proteograph Analysis Suite to be deployed as cloud-based and, in the future, more localized solutions to accommodate different customer types and geographies. Our deployment options will provide a predefined workflow for data management and analysis that leverages publicly available MS data analysis tools, as well as proprietary data analyses developed by us. Without the Proteograph Analysis Suite, proteomics analysis requires expert knowledge and scalable high-performance computer infrastructure to run efficiently. We believe that the Proteograph Analysis Suite could accelerate adoption among non-proteomic experts by providing an intuitive user interface that automates and simplifies data handling, processing and analysis, and provides access to a scalable infrastructure that can be used by any lab.
Another potential roadblock for researchers is understanding and evaluating the quality of their results. The Proteograph assay incorporates a series of controls for monitoring assay performance, and an integrated view of the results of these control runs. Using the Proteograph Analysis Suite, the customer can evaluate trends over time and implement performance boundaries around the expected values that flag unexpected outcomes in the data. Providing a simple, consistent interface for customers to evaluate the control data and generate a quality control (QC) report will help them understand our approach to QC in the Proteograph workflow and simplify support.
We expect that the Proteograph Product Suite will enable generation of large volumes of proteomic data, and we have developed the Proteograph Analysis Suite to ensure that handling, management and analysis of data does not create new bottlenecks for researchers. The Proteograph Analysis Suite offers ease of implementation and addresses key customer needs, which include integrated QC reporting, data management, data visualization, and statistical analysis tools. The Proteograph Analysis Suite is highly scalable and is designed to accommodate inputs from different MS platforms, rapidly expanding data volumes and emerging data analysis tools. Finally, as we continue to improve and extend our product portfolio, we expect to expand the Proteograph Analysis Suite to include advanced data analysis tools, including PPI analysis, mapping of PTMs, genetic polymorphisms, multi-omics integration, and systems biology framework analysis.
From Sample to Data Using the Proteograph Product Suite
Proteomic analysis using the Proteograph Product Suite has five primary steps:
1.Protein Corona Formation. NPs can be mixed with a wide variety of soluble biological sample types (matrices), including cell or tissue homogenates, blood or blood components (such as plasma or serum), urine, saliva, cerebrospinal fluid, and synovial fluid. After combining the biosample and the NP, the mixture is incubated in a solution that mimics physiological conditions, producing protein-corona on the surface of the NPs.
2.Protein Corona Wash. NPs are then captured by a magnetic field, after which they undergo repeated cycles of wash with buffer to remove unbound, or loosely bound, proteins.
3.Peptide Preparation. Washed NPs are subject to enzymatic digestion to generate peptides, which are collected, quantified, dried and ready for subsequent MS analysis.
4.Mass Spectrometry. Digested peptides are prepared for measurement by dissolution in appropriate peptide reconstitution buffer suitable for MS injection, at a volume and concentration that meets MS instrument and liquid chromatography gradient requirements.
5.Data Analysis. After data acquisition, typical MS analysis methods are employed within the Proteograph Analysis Suite to identify and quantify the peptides and proteins in the sample. Quality control metrics are reported for the MS sample data, sample data summaries and output files are created, and initial cross-sample analyses are provided.
Given the seven-hour run time per plate for our initial five-NP panel, one Proteograph Product Suite coupled with two MS instruments can process 48 samples in approximately two and a half days for unbiased and deep proteomic analysis. By comparison, the workflows developed by leading proteomics labs can take as long as several days to weeks, for sample preparation for MS measurement to reach an equivalent depth of proteomic coverage.

Proteograph Product Suite Performance
The Proteograph Product Suite provides four critical attributes: (i) breadth of protein sampling; (ii) depth of coverage; (iii) accuracy and precision of measurement; and (iv) the ability to scale the number of samples processed in a study. We believe that the Proteograph Product Suite is the only product to provide these technical and operational capabilities in an integrated solution to enable large-scale proteomic analysis. The performance of the Proteograph Product Suite as it relates to these technical attributes is described below:
•Breadth of protein sampling. Refers to the ability to conduct unbiased, highly parallel sampling of the proteome. Each uniquely engineered NP selectively captures hundreds of distinct intact proteins from a biosample based on their abundance and affinity for the NP surface. Sampling is particularly strong in complex biofluids such as plasma. Our unique NPs capture significantly more proteins and protein variants than current methods of unbiased proteomic analysis, as shown in Figure 8a below.
In a head-to-head experiment, the Proteograph Product Suite was compared with other unbiased proteomics methods using the same biological sample. Neat plasma represents the simplest form of unbiased proteomic analysis, requiring minimal processing time, and resulted in a breadth of coverage of 312 proteins. By adding processing steps such as depletion of high abundance proteins and fractionation (separation of the remaining proteins into multiple fractions), the breadth of protein sampling increased to 670 proteins. However, with the Proteograph Product Suite, we detected 1,656 proteins in plasma, representing a major expansion in breadth of protein coverage.

•Depth of coverage. Refers to the Proteograph’s ability to evaluate the proteome across the wide dynamic range of protein abundance. The depth of coverage using our assay is compared to other unbiased proteomic methods shown in Figure 8b below. The Proteograph assay samples proteins across the entire dynamic range of the plasma proteome, as defined in the Human Plasma Proteome Project database (Schwenk et al.), with the 75th percentile point of depth of coverage shown with the orange bar. The depth of coverage for the Proteograph assay reaches further into the low abundant proteins than the fractionation, depletion and neat plasma methods.
•Accuracy of measurement. Refers to how close the measured abundance of a protein is to the true abundance in a sample. Accuracy of protein abundance measurement can be demonstrated by MS signal intensity of the proteins sampled with the Proteograph assay, and comparing these values with measurements obtained directly by immuno-assay (ELISA). To demonstrate this, purified C-Reactive Protein (CRP) was added or “spiked” in to plasma at levels of 2x, 5x, 10x, and 100x of the baseline measured levels for CRP in the plasma. Samples with known concentrations of CRP were interrogated with the Proteograph Product Suite and ELISA. Figure 9 shows the linearity of measurement, as determined by MS signal intensity of four peptides within CRP when compared to the ELISA measurement of CRP. The Proteograph assay can distinguish changes in protein abundance with significant accuracy, as demonstrated by a slope response approximately equal to one and an r-squared value greater than 0.95.

•Precision of measurement. Refers to how close several measurements of protein abundance in the same sample are to each other. Less precision in the measurement adds noise to an experiment, requiring a larger number of samples in the study to observe a true difference. Precision is typically measured as the coefficient of variation (CV%), or standard deviation divided by the mean times 100. Therefore, a lower CV% represents a more precise outcome. The precision of the Proteograph Product Suite was compared with that of depletion, fractionation, and neat, by evaluating the same sample three times and calculating the CV% for the detected peptides and proteins. On average across the peptides, the median precision was 16.9 CV%. At this level of performance, the Proteograph has 80% statistical power to detect a 50% change in a peptide levels with only ten samples per sample group. Using the Proteograph, lower CV% is achieved than fractionation and depletion methods, while concurrently sampling significantly more proteins, as shown in Figure 8c. In general, in unbiased assays, CV%s are expected to increase as the number of analytes detected increases. However, the Proteograph assay can increase the number of analytes that it detects while achieving comparatively better CV%s. Although neat plasma has a lower CV%, it is limited in the breadth of protein coverage to 312 proteins compared to 1,656 proteins sampled by the Proteograph.
•Scalability. The Proteograph Product Suite enables rapid and large-scale proteomic sample processing in a seven-hour workflow, compared to other unbiased solutions that can take days to weeks. With our current five-NP assay, we can process sixteen samples in a single run of the Proteograph SP100 instrument.Given the seven-hour run time per plate for our initial five-NP panel, one Proteograph Product Suite coupled with two MS instruments can process 48 samples in approximately two and a half days for unbiased and deep proteomic analysis. By comparison, the workflows developed by leading proteomics labs can take as long as several days to weeks, for sample preparation for MS measurement to reach an equivalent depth of proteomic coverage.

We believe the Proteograph will broadly appeal to researchers seeking an easy-to-use, scalable approach with a unique combination of attributes spanning breadth, depth, accuracy and precision of measurement and the speed and throughput necessary for large-scale proteomics studies. Sampling across the entire dynamic range has been one of the seminal challenges in the field of proteomics, as the range from the most abundant to the least abundant protein in biological samples can vary up to ten orders of magnitude, and the rich diversity of biology likely resides outside the most abundant proteins.
Markets
We believe the two primary near-term markets for the Proteograph Product Suite are the proteomics market, which was $32 billion in 2019, according to Allied Market Research, and the genomics market, which was $21 billion in 2019, according to Technavio. Within these markets, potential applications of the Proteograph solution span basic research and discovery, translational research, diagnostics and applied applications. Of the $32 billion proteomics market, $25 billion is estimated to be spent on reagents, $5 billion on instruments, and $2 billion on services. In the near-term, we believe we will compete in both the proteomics reagent and instrument markets. Furthermore, the $21 billion genomics market consists of approximately $13 billion spent on products and $7 billion spent on services. In the near-term, we believe we will be able to garner spend from both products and services as genomic customers link genotype to phenotype by supplementing existing genomic data with proteomics data.
While we initially plan to sell and market the Proteograph Product Suite for RUO, we believe that the capabilities of the Proteograph Product Suite may enable other applications. While we currently do not intend to pursue clinical diagnostics applications, we may in the future seek premarket approval or clearance for the Proteograph Product Suite in order to allow our customers to use the Proteograph in other product offerings. We believe that the Proteograph Product Suite’s unique value proposition will resonate with proteomics researchers who already value deep and unbiased proteomic information, and who desire to scale experiments to far greater sample sizes at a fraction of the time and cost of current approaches. We also believe that as more genomics researchers incorporate other omics approaches to elucidate key genomic findings, the Proteograph will uniquely provide large-scale, unbiased and deep proteomic information to complement genomic information, and enable researchers to gain a clearer picture of biology and a deeper understanding of genomic risk factors. Longer-term, we believe that the capabilities offered by the Proteograph Product Suite and future products may potentially lead to new end-markets, applications, and business models that complement existing proteomics and genomics markets.

Proteomics
Allied Market Research estimates the global proteomics market was $32 billion in 2019, and is expected to grow to $64 billion in 2024, representing a 15% compound annual growth rate. According to Allied Market Research, 60% of the proteomics market is focused on life sciences research, 35% for clinical applications and 5% other applications. Products in the proteomics market include spectrometry, microarray and chromatography instruments as well as reagents, used for both unbiased and biased proteomics. The majority of proteomic analysis to date either relies on biased or targeted methods or expensive, complex, and laborious unbiased or de novo deep methods that are applied only to tens of samples versus the thousands needed to power large-scale studies. Few methods are based on capture of intact proteins that enable analysis of proteome complexity at the level of amino acid variants, PTMs and PPIs, all of which have the potential to generate important biological insights. We believe the unique capabilities of the Proteograph Product Suite will appeal to researchers either as a complement or substitute for current approaches, or in creating an entirely novel path to survey the proteome. We estimate that there are approximately 16,000 MS instruments with configurations typically used to perform proteomic analysis installed worldwide. Since the Proteograph can leverage most MS instruments as a detector, we believe that we can take advantage of this installed base to accelerate adoption. We believe that we have an opportunity to provide a strong alternative to both unbiased and biased proteomics approaches, particularly in the discovery of new biology, and to grow the proteomics market by enabling new applications for unbiased proteomics. These applications currently span research, translational and clinical settings, and we believe that the Proteograph Product Suite can address all these applications over time.
Genomics
Technavio estimates the global genomics market was $21 billion in 2019 and is expected to grow to $38 billion by 2024, representing a 13% compound annual growth rate. We believe that large-scale deep, unbiased proteomics studies, such as those the Proteograph could enable, will provide important missing biological information to improve functional characterization of genomic variants, enabling large-scale proteogenomics. In genomics markets, complementing large-scale genomics analysis with large-scale proteomic analysis has the potential to enhance and accelerate our understanding of biology, human health and ultimately the treatment of disease. Therefore, we believe the Proteograph solution can appeal to an increasing number of genomics customers, especially those in translational settings, who are looking to leverage multi-omics approaches to further annotate genomic variants in terms of function and connect genotype to phenotype.
New Markets
We also believe that the Proteograph Product Suite will enable novel applications and insights leading to new end-markets, like the impact that broad access to genomics products have had in creating new applications, end-markets and business models. For example, non-invasive prenatal testing and precision oncology currently make up a significant part of the current $21 billion genomics market, yet we believe that it would have been difficult to anticipate these market opportunities a decade ago. We believe the same dynamic of new market creation will occur in proteomics. One such application for proteomics is early disease detection. We spun out a new entity, PrognomIQ, Inc. (PrognomIQ), which aims to develop and commercialize novel diagnostic tests that leverage the Proteograph Product Suite in combination with genomics and metabolomics information, and will be a participant in the existing ecosystem of early disease detection. More broadly, we believe the Proteograph solution has the potential to further stimulate growth of new applications and end-markets in additional ecosystems.
The Advantages of The Proteograph Product Suite
We believe the Proteograph Product Suite and its underlying NP technology have the following advantages:
•The first commercially available solution to provide the combination of unbiased, deep, rapid and large-scale access to the proteome. While other proteomics technologies exist today, we believe that the Proteograph

Product Suite is the first and only product to provide the combination of these four attributes in a single integrated solution with an easy-to-use workflow. We believe these capabilities fill a gap that to date has been one of the rate-limiting steps in unlocking the complexity of biology.
•A unique solution that provides insight into protein variation and PPIs at a depth and scale that we believe sets a new standard for unbiased and deep proteomics and is unattainable with existing approaches. The ability to observe the myriad of possible protein variations, which go beyond simple total protein abundance, with the accuracy and precision necessary to extract useful insights across large numbers of subjects, is a key differentiating attribute of our solution. Furthermore, capturing these variations at scale enables synergistic insights when combined with genomic variations, finally enabling the development of informative, individualized models of biology at population scale.
•A solution that will enable broad adoption by a wide variety of customers in both decentralized and centralized settings. The Proteograph Product Suite is an integrated solution comprised of consumables, an automation instrument and software, and was designed to deliver ease-of-use, efficiency, robustness and reproducibility of results and to complement existing laboratory infrastructure. The Proteograph’s simple and integrated workflow enables the customer to use their own MS instrument or leverage a widely available installed base of MS instruments. We believe these characteristics will facilitate broad adoption of the Proteograph solution across a variety of laboratories and institutions in both decentralized and centralized settings.
•A core technology from which we can develop a range of products, applications and platforms. From our growing and diverse NP library, we can develop new panels of NP consumables that address a variety of applications and customer needs. We plan to use machine learning techniques and apply large-scale data analyses of our NP binding properties to understand relationships between NP surfaces and protein binding and interactions in order to rationally design our NP panels. We believe these characteristics will enable development of additional differentiated products to enable our customers to utilize applications across the life sciences industry, ranging from basic research and discovery, translational research, diagnostics and applied applications.
•A core technology that provides significant operational leverage in research and development, manufacturing and commercialization. NPs are efficient to design, develop and manufacture. We believe we will be able to rapidly increase and deploy our understanding of NP design to develop new products with our software and data analytics capabilities. In the NP manufacturing process, we use well-characterized inputs and methods, which require relatively modest capital equipment and space investments. This capital-efficient and labor-efficient model has the potential to provide significant operating leverage to our organization.
•A solution with sustainable differentiation. The Proteograph is uniquely capable of generating robust, reproducible, deep and unbiased proteomic data, and as more of this data gets created over our time and used by more customers to generate insights, we expect to create a cycle that will fuel further adoption of the Proteograph Product Suite throughout the industry. The Proteograph workflow was designed to fully integrate with customer workflows and provide a unique user experience, supported by our software packages, to create a sustainable solution within our customers’ organizations. The SP100 automation instrument, software, and NP technology are covered by numerous issued patents and pending patent applications, worldwide, covering improvements in NPs, assay methods and ways to leverage proteomic data and information for life sciences research and clinical diagnostic and drug discovery applications.
Our Strategy
Our mission is to imagine and pioneer new ways to decode the secrets of the proteome to improve human health. Our growth strategy is to:
•Drive adoption of the Proteograph Product Suite to enable researchers to create large-scale unbiased proteomic datasets that generate transformative scientific insights. The Proteograph Product Suite uniquely enables researchers and clinicians to generate unbiased, deep proteomic information at speed and scale that was not previously possible. The utility and potential applications of these capabilities are broad, spanning across basic research and discovery, translational research, diagnostics and applied applications.
•Invest in market development activities to establish the importance of large-scale proteomic data and the ability to access it. To expand and accelerate demand for our products, particularly as new applications are created and adopted by customers, we plan to invest in market development activities to educate prospective customers, funding bodies, commercial entities, government-sponsored omics programs, and other stakeholders of the importance and value of large-scale unbiased and deep proteomic data. These activities will likely include collaborations with key opinion leaders, generation of peer-reviewed publications, sponsorship of targeted projects, joint publications and seminars, and industry partnerships. These activities aim to establish the value of large-scale unbiased and deep proteomic data, and demonstrate the unique capabilities offered by our products.
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
•Rapidly build our commercial infrastructure and manufacturing capabilities to enable global customer base expansion. We are building our commercial infrastructure to sell and support our products directly in the United States, the European Union and United Kingdom. We are expanding access to our products in other geographies, starting with select countries in Asia Pacific through distributors, and eventually to the rest of the world. We are also scaling our manufacturing capabilities in our facility in Redwood City, California, and will continually evaluate and optimize our manufacturing and supply chain footprint to meet our business objectives.
•Foster the creation of an ecosystem of customers, partners and collaborators whose expertise and offerings complement and enhance the power and utility of our products. We intend to seed and develop a new ecosystem of applications and organizations that can take advantage of large-scale proteomic analysis. This ecosystem can include areas such as disease detection, large-scale population studies, agriculture, environmental monitoring and food safety. To help seed the growth of this ecosystem, we spun-out a new company called PrognomIQ, which plans to develop and commercialize diagnostic tests for early disease detection, leveraging the Proteograph Product Suite in combination with other omics technologies.
•Expand our proprietary engineered NP technology to analyze molecules beyond proteins. Given the inherent flexibility and ability to synthesize myriad NPs, we intend to seek over the long-term to expand the scope of our proprietary engineered NP technology to analyze other biomolecules such nucleic acids, metabolites and small molecules among others. As we continue to work closely with our customers, we will better understand their needs and requirements, which will inform our product development pathway and development of our library of NPs and our software capabilities to address other omics applications. We believe our management’s knowledge and experience in both the proteomics and genomics markets will position us to take advantage of such new expansion opportunities as they arise.

The Applications of the Proteograph Product Suite
We believe the ability to generate unbiased, deep proteomic data at scale, with rich content at the protein variant level will have broad applications in proteomics, encompassing basic research and discovery, translational research, diagnostics and applied markets. We believe this data will be used in many of the same application areas as are used with genomics data, proteomics applications that are uniquely possible with unbiased proteomic data and in new applications that the field will develop in the future.

Basic Research and Discovery Applications
We believe that researchers will use the Proteograph for a variety of basic research and discovery applications, including cataloging protein diversity, proteogenomics and exploring the interactome. While researchers are pursing these applications today, the studies are either limited in scale due to the complex workflows of current unbiased methods or the limited set of ASRs that are available for biased methods. The Proteograph Product Suite is designed to enable the use of unbiased proteomic data at scale, which we believe will greatly accelerate these areas of basic research and discovery.
Cataloging protein diversity
The Proteograph Product Suite is designed to enable researchers to broadly explore the complexity and diversity of the proteome at the peptide and amino acid levels and discover many distinct protein variants. We expect that researchers will use the Proteograph solution to catalog these protein variants much like the cataloging of genetic variants that occurred over the past fifteen years, and this will uniquely provide functional context at a scale that is not accessible today with other proteomics methods. We believe the utility of these protein variants has the potential to impact a broad spectrum of the life sciences field.
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
Proteogenomics
Proteogenomics is an emerging area of research, whereby personalized protein sequence databases are generated using genomic and transcriptomic information to help identify novel peptides. In turn, the proteomic data provides functional context to genomic information and refines gene expression models for transcriptomic information. The Proteograph generates large-scale unbiased proteomic data, which will facilitate mapping protein variants to genomic variants, and therefore, the advancement of the emerging proteogenomics field. Given the current level of access to genomic and transcriptomic information, as researchers conduct the large-scale proteomics studies that the Proteograph enables, we expect proteogenomic content to rapidly increase, providing functional information to existing genomics and gene expression information.
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
Access to the deep unbiased proteomic information provided by the Proteograph may enable researchers to better understand biological implications of known PPIs. Furthermore, given our highly parallel sampling of the proteome across multiple NPs and many samples, we believe researchers using the Proteograph Product Suite may be able to leverage machine learning methods on the resulting large data sets to derive novel PPIs.
Translational Research Applications
Researchers can use the Proteograph to address translational research applications, which aim to shorten the cycle time from early discovery research to clinical application. The Proteograph Product Suite allows clinical and translational researchers to conduct unbiased, deep and large-scale proteomics studies in therapeutic and diagnostic research and clinical trials, which can allow for significant advances in biomarker discovery, target identification and exploration, and clinical trial applications.

Biomarker discovery
To date, most de novo biomarker discovery research is limited by the size of studies that can be done in an unbiased way or limited to targeted studies that leverage existing knowledge. These approaches have yet to uncover the vast number of putative biomarkers that may be available as single markers or as combinations of markers for a range of clinical applications. We believe the Proteograph can greatly enable the discovery of biomarkers through large-scale, unbiased and deep proteomics studies.
Target Identification and Exploration
We believe that large-scale access to protein variant information that map to different states of health and disease, as enabled by the Proteograph and concurrent advances in proteogenomics, has the potential to lead to the discovery of personalized drug targets that could reach the hundred thousand range. We believe that the translational application of the Proteograph for potential biomarker development, as exemplified above in our NSCLC study, may also be applied to the identification of novel targets for therapeutic development. Components of classifiers may directly be targets themselves for drug development, or they may highlight new knowledge with respect to disease mechanism which then could help in the exploration of additional targets and/or help to elucidate the function of potential targets, particularly if these targets are discovered with genomics approaches, and lack protein functional context.
Clinical Trial Applications
Clinical researchers can use the Proteograph Product Suite for deep and broad proteomic profiling for subjects in therapeutic clinical trials, including to make observations on efficacy and adverse events. Applications could include the real-time monitoring of protein-related drug effects, distribution, and metabolism. Virtually all clinical trials in drug development include monitoring of this type, but currently use biased or targeted panels of proteins. It is currently impractical to do this type of monitoring with unbiased proteomic methods given the inability of these methods to scale to the hundreds or thousands of samples that are evaluated in clinical trials.
The Proteograph Product Suite may also be used to select and group patients in clinical studies based on their proteomics profiles. As our understanding of the complexity of biology increases with new data accrued from the Proteograph as well as in adjacent omics spaces, our ability to refine patient selection at a higher resolution may improve the ability to confirm efficacy for novel therapies, particularly in complex diseases that involve many inter-related physiological systems. Genomic approaches are widely used to select patients in cancer and rare genetic disease clinical trials, but the use of genomics-based selection for clinical trials outside of these indications has not been as widely used, given the relative lack of genetic understanding of these diseases. We believe that the Proteograph has the potential to generate useful proteomic signatures that can complement genomic and other patient selection criteria to improve how clinical researchers select and segment patients for these trials, particularly for indications outside of cancer and rare genetic diseases.
Diagnostic Applications
We see significant opportunities for researchers to use the Proteograph Product Suite for diagnostic development. Similar to the way in which NGS enabled the development of ecosystems that included genomics-based diagnostics in disease areas such as cancer and rare genetic diseases, we see the unbiased, deep and scalable proteomic information provided by the Proteograph solution potentially creating ecosystems, including proteomics and multi-omics based diagnostics in cancer and other complex disease areas. We expect that the Proteograph solution will be used by companies in the healthcare testing space, including PrognomIQ, and we will support all of these customers as the ecosystem grows. We plan to enable our customers by providing the Proteograph Product Suite for their basic research and translational research applications, as they develop their own diagnostic applications.
Applied Applications in Agriculture, Environmental and Food Safety
Outside of the areas related to human health, we believe there are opportunities for the Proteograph solution to be applied in other applied applications, including those applications where broad scale genomics is being widely applied today, and other applications where proteomics can uniquely enable the creation of end-markets. We believe that unbiased, deep and large-scale proteomic information as enabled by the Proteograph can complement and extend the value of genomics, transcriptomics, and metabolomics information in fields such as agriculture, environmental monitoring and food safety. This is exemplified in a recent plant proteomics study that identified PPIs and multi-protein complexes that likely play a role in important agronomic traits.
Pathogen monitoring is a core research area in environmental sciences. Genomics-based approaches have been applied for environmental monitoring, and we believe that unbiased proteomic data can be used to complement genomic information in monitoring environmental pathogens.
The food industry has complex supply chains where food can be subject to contamination and spoilage in the food product itself as one moves from raw material to processing to distribution, storage and consumption of the food product. We believe that unbiased proteomic data from the Proteograph Product Suite could complement existing biochemical approaches for tracking signals of contamination and food spoilage.
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
The rationale for this transaction was to enable the growth of ecosystems around new applications that leverage unbiased, deep and large-scale proteomic information. The transaction allows us to remain focused on our core strategy, which is to be a provider, rather than a consumer, of proteomics solutions to all customers across these ecosystems. By focusing on our role as a provider of proteomics solutions, we are no longer potentially competing with, or creating the perception that we are competing with, our customers. Our relationship with PrognomIQ does not preclude us from selling the Proteograph Product Suite to any customer in any geography, nor does it preclude our customers from using the Proteograph in any way. PrognomIQ has indicated that it plans to combine the protein data from the Proteograph with genomics and other omics data, to create a multi-omics approach to health and disease testing, which we believe will help us drive the adoption of the Proteograph Product Suite in these applications.
Omid Farokhzad, Chief Executive Officer and Chair of our board of directors, serves as the Chair of PrognomIQ’s board of directors. Philip Ma, Ph.D. our former Chief Business Officer serves as the Chief Executive Officer of PrognomIQ. While Dr. Ma has fully transitioned to PrognomIQ, he will remain our consultant until April 2022.
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
Commercial
Commercial Strategy
The Proteograph Product Suite is an integrated solution comprising consumables, an automation instrument and software. We have developed the Proteograph solution to simplify and accelerate proteomics workflow, reduce labor and capital requirements, and deliver robust and reproducible performance. We will focus on growing the installed base of the Proteograph across a wide variety of customer types and driving applications, scale of experimentation and discoveries that lead to increasing utilization of the Proteograph Product Suite by our customers.
We intend to initially target potential customers who value unbiased and deep proteomic information and are performing proteomic or genomic analysis at academic institutions, translational research groups and biopharmaceutical companies. Our direct sales and marketing efforts will be focused on the principal investigators, researchers, department heads, research laboratory directors and core facility directors who control the buying decision. We expect these customers to purchase the Proteograph Product Suite and associated consumables in line with typical purchases of other life science instrumentation and consumables. We believe that we have priced the Proteograph Product Suite to be affordable to most researchers who can directly make the buying decision, without the need for additional levels of approval, simplifying our sales process. For example, we price the SP100 automation instrument on a comparable basis to other similar automated fluid handling systems currently available. We price the Proteograph consumables, on a per sample basis, in a range similar to that of other life sciences consumables that provide deep and unbiased omic information.
The generation of publications and scientific presentations is a core pillar of our market awareness strategy and is important for establishing validity and utility of new products in the life sciences community. We plan to work closely with our customers, including key opinion leaders, to generate clear use-cases, as well as peer-reviewed publications that illustrate our product performance claims and value proposition. In addition, we plan to drive awareness by developing and deploying online and in-person training and educational tools that explain our technology and key applications in easy-to-access, easy-to-understand, and scientifically rigorous and credible ways. We have partnered with select service facilities and core labs globally to be Centers of Excellence for the Proteograph solution. These sites have become our customers and provide fee-for service capabilities that allow interested parties to access and evaluate the Proteograph Product Suite using their own samples. We expect that these Centers of Excellence will actively promote the Proteograph solution and its capabilities and help us further raise awareness.
To service our potential Proteograph customers, we will provide multiple levels of technical service for the Proteograph Product Suite, depending upon customer need. We recognize that excellent customer support can be a critical part of a customer experience, and we will invest accordingly in our technical and application support to achieve the desired levels of service.
Commercial Organization
We are building out our commercial organization across marketing, sales, customer success, and technical support functions to support demand and with the intent to deliver exceptional customer experience. We believe that coupling exceptional customer experience with a transformative product will allow us to deliver substantial value to our customers, build long-term customer loyalty, enhance our competitive differentiation, and, importantly, use our customer relationships to gain insights that inform our product development to grow our offerings in ways that will benefit our customers.
We expect to expand our customers in North America, the European Union and United Kingdom through direct sales and customer support organizations. We expect to grow into other geographies over time, initially through distributors, starting with key countries in Asia Pacific. We expect a highly efficient sales model since the Proteograph Product Suite does not have a large capital expenditure component, can leverage the existing installed base of MS instruments and complements large-scale genomics data ecosystems.
Suppliers and Manufacturing
Our overall manufacturing strategy is to continuously develop and refine our processes to achieve our objectives of continuity of supply, quality of supply and margin enhancement. Over time, this may lead to in-sourcing or outsourcing certain functions, including manufacturing, in various geographic locations in order to achieve our objectives.

Consumables
We leverage well-established unit operations to formulate and manufacture our NPs at our facilities in Redwood City, California. We procure certain components of our consumables from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing our proprietary engineered NPs. We are currently manufacturing using our pilot line and building out our manufacturing capabilities as we enter broad commercial availability. We obtain some of the reagents and components used in the Proteograph workflow from third-party suppliers. While some of these reagents and components are sourced from a single supplier, these products are readily available from numerous suppliers. While we perform some filling and packaging of the Proteograph assay and the related consumables, in the future, we may have our filling and packaging outsourced to a third-party. We conduct vendor and component qualification for components provided by third-party suppliers and quality control tests on our NPs.
Automation Instrument
We designed the SP100 automation instrument and have outsourced the manufacturing of the SP100 automation instrument to Hamilton Company, a leading manufacturer of automated liquid handling workstations. We have entered into a non-exclusive agreement with Hamilton that covers the manufacturing of the SP100 automation instrument and its continued supply on a purchase order basis. The agreement has an initial term that runs three years following our commercial launch. We have the option to extend the term of the agreement with Hamilton upon written notice at the end of the initial term; provided that prices are only fixed during the initial term of the agreement. Hamilton has represented to us that it maintains ISO 9001 and ISO 13485 certification.
Competition
The life sciences technology industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. The proteomics market is served by companies that offer a variety of analytical instruments, such as chromatography and MS instruments, and associated reagents. We believe that competitors in the proteomics market are differentiated by their proprietary technologies, rapid product development capabilities, applications and intellectual property. We believe that there are currently no commercially available products that offer the capability to conduct unbiased, deep proteomics studies at the same scale and throughput as the Proteograph Product Suite. Given the potential market opportunity and scientific promise of proteomics, we expect the intensity of the competition to increase and, as a result, one or more competing products emerging in the future. Competing products may emerge from various sources, including life sciences tools, diagnostics, pharmaceutical and biotechnology companies, third-party service providers, academic research institutions, governmental agencies and public and private research institutions.
Current companies that provide proteomics products include Agilent Technologies, Bruker, Danaher, DiaSorin and Thermo Fisher Scientific. There are also a number of companies that provide proteomic analysis services. In addition, a number of emerging growth companies have developed, or are developing, proteomics products, services and solutions, such as Nautilus Biotechnology, Olink Proteomics, Quanterix, Quantum-Si and SomaLogic.
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
We label and sell our products for research use only (RUO) and expect to sell them to academic institutions, life sciences and research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled for research use only, not for use in diagnostic procedures. Accordingly, we believe our products, as we intend to market them, are not subject to regulation by FDA. Rather, while FDA regulations require that research use only products be labeled with – “For Research Use Only. Not for use in diagnostic procedures.” – the regulations do not subject such products to the FDA’s jurisdiction or the broader pre- and post-market controls for medical devices.
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
As of December 31, 2021, our owned patents and patent applications, if issued, are expected to expire between 2023 and 2043, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Such patent portfolio owned by us includes:
•pending U.S. and PCT patent applications that are directed to methods for sampling a proteome at specific levels of protein coverage, methods for sampling a proteome under particular assay conditions, and biosensor compositions for the same;
•a pending PCT patent application that is directed to methods for interrogating protein pathways and PPIs with the biosensors;
•a pending PCT application that is directed to methods for analyzing protein and nucleic acid molecules in a biological sample;

•an issued U.S. patent and a pending U.S. patent application directed to the identification and classification of biological states; and
•an issued U.S. patent and a pending PCT patent application directed to methods for biomarker discovery, including an algorithm-based method that uses data sampled by the biosensor platform.
We exclusively license U.S. patents and patent applications, as well as ex-U.S. patents and pending patent applications from BWH, as of December 31, 2021. These patents and patent applications are directed to methods for identifying a biological state, including classification and early detection of cancers and other diseases, using nanoparticle and biosensor compositions, as well as other nanoparticle compositions. Our in-licensed patents and patent applications, if issued, are expected to expire between 2027 and 2037, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
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
In addition to our reliance on patent protection for our inventions, products and technologies, we also rely on trade secrets, know-how, confidentiality agreements and continuing technological innovation to develop and maintain our competitive position. For example, some elements of manufacturing processes, analytics techniques and processes, as well as computational-biological algorithms, and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, advisors and consultants, these agreements may be breached or may be unenforceable and we may not have adequate remedies. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. For further discussion of the risks relating to intellectual property, see the section titled “Risk factors—Risks Related to our Intellectual Property.”
Collaboration and License Agreements
The Brigham and Women’s Hospital
In December 2017, we entered into an exclusive patent license agreement with BWH, pursuant to which we obtained an exclusive, royalty-bearing, sub-licensable (with approval from BWH) license to certain U.S. and foreign patents and patent applications in one patent family related to methods for identifying a biological state using nanoparticle and biosensor compositions and other nanoparticle compositions to develop, manufacture, use and commercialize products and processes in all fields, including but not limited to therapeutic, diagnostic, or other uses, on a worldwide basis. In addition, we were also granted an exclusive, royalty-bearing, sub-licensable (with approval from BWH) license to certain U.S. pending patent applications in another patent family to develop, manufacture, use and commercialize products and processes in all fields, including but not limited to therapeutic, diagnostic, or other uses, other than for the treatment of cancer through antigen-specific immune stimulation or the treatment of disease through immune tolerance or immune switching of lymphocyte subclasses. We may sublicense the patent rights licensed under the agreement subject to certain conditions, including obtaining the review and approval by BWH of such sublicense and any such sublicense must be consistent with and subject to the terms of the agreement.
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
Collaborators
Oregon Health & Science University (OHSU), an academic health center, and The Broad Institute of MIT and Harvard (Broad Institute), a biomedical and genomic research center, are our collaborators. Researchers at OHSU are using our product to facilitate various research efforts focused on proteomic profiling of various oncology versus control samples to determine protein signatures common between various cancer samples versus signatures found in control samples. Researchers at the Broad Institute use our product to analyze protein signatures in diseased vs. non-diseased samples undergoing drug perturbations in various clinical applications including cardiovascular disease.
In January 2021, Discovery Life Sciences, a biomedical and genomic research center, became one of our collaborators. In March 2021, the Salk Institute for Biological Studies, a multi-disciplinary research institute, focused on addressing challenging health issues, including cancer, Alzheimer’s, diabetes, became one of our collaborators. In January 2022, we entered into an agreement to form the Proteogenomics Consortium with Discovery Life Sciences and SCIEX. Through this multi-year effort, Discovery will expand and offer unbiased proteomics capabilities to their existing genomics customers using the Proteograph Product Suite and the SCIEX ZenoTOF 7600 platform.
Scientific Advisory Board
We have assembled a highly qualified scientific advisory board composed of advisors who have deep expertise in the fields of nanotechnology, proteomics, genomics, medicine, regulatory compliance and data science. Our scientific advisory board is composed of Robert Langer, Sc.D., Mostafa Ronaghi, Ph.D., Steve Carr, Ph.D., Vivek Farias, Ph.D., Philip Kantoff, M.D., Erwin Böttinger, M.D., Charles Cantor, Ph.D., Bradley Hyman, M.D., Wolfgang Parak, Ph.D., Ralph Weissleder, M.D. and Luis Diaz, M.D.
Employees
Our employees are guided by our mission to imagine and pioneer news ways to decode the secrets of the proteome to improve human health. Our core values Better Together, Customer Centric, Difference Makers, People First and Trailblazers guide us on our path toward achieving our mission. Our core values set the foundation for how we conduct business, interact with each other and our customers and evaluate employee performance.
As of December 31, 2021, we had 118 employees, all based in the United States, many of whom hold masters and doctorate degrees. Of these employees, 62 were engaged in in research and development activities, 13 were engaged in manufacturing and operations, and 43 were engaged in selling, general and administrative activities. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or covered under a collective bargaining agreement.
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
References
There are published studies referenced throughout this Annual Report and the citations for those studies are listed below. The studies listed below are not a part of this prospectus and are not incorporated by reference in this Annual Report.
Bludau, I. et al. Proteomic and interactomic insights into the molecular basis of cell functional diversity. Nat Rev Molec Cell Biol 21, 327–340 (2020).
Blume, J.E. et al. Rapid, deep and precise profiling of the plasma proteome with multi-nanoparticle protein corona. Nat. Commun. 11 (2020).
Keshishian, H. et al. Quantitative, multiplexed workflow for deep analysis of human blood plasma and biomarker discovery by mass spectrometry. Nat. Proc. 12 1683-1701 (2017).
Keshishian, H. et al. Multiplexed, quantitative workflow for sensitive biomarker discovery in plasma yields novel candidates for early myocardial injury. Molec & Cellular Proteomics 14(9) 2375-2393 (2015).
Pietzner, M. et al. Synergistic insights into human health from aptamer- and antibody-based proteomic profiling. Nat Commun. 12, 6822 (2021).
Schwenk, J.M. et al. The Human Plasma Proteome Draft of 2017: Building on the Human Plasma Peptide Atlas from Mass Spectrometry and Complementary Assays. J. Proteome Res. 16, 4299-4310 (2017).
Szklarczyk, D., et al. STRING v11: Protein-protein association networks with increased coverage supporting functional discovery in genome-wide experimental datasets. Nucleic Acids Res. 47, D607-D613 (2019).
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
•the size of the markets for the Proteograph Product Suite may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products;
•we have only recently commenced the broad commercial release of the Proteograph Product Suite, and we may not be able to successfully implement this release as planned;
•our commercial release success depends on broad scientific and market acceptance of the Proteograph, which we may fail to achieve;
•even if the Proteograph Product Suite is broadly commercialized and achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products, our revenues and our prospects could be harmed;
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
•if we are unable to identify and recruit qualified employees, and retain or maintain our employee base, it may adversely impact our business and operations; and
•we have previously identified material weaknesses in our internal control over financial reporting, and if we fail to maintain an effective system of internal controls, or otherwise fail to comply with the Sarbanes-Oxley Act of 2002 now that we are a large accelerated filer, we may not be able to accurately and timely report our financial results, which may adversely affect our business and investor confidence in us and, as a result, the value of our Class A common stock.
Risks Related to Our Business and Industry
We are an early-stage life sciences technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.
We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $71.2 million and $32.8 million in 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $126.5 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite, including sales and marketing, manufacturing and operations costs, and research and development efforts for products. These efforts may prove more costly than we currently anticipate. While we have generated product revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a newly public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
We have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance.
We have only recently broadly commercialized the Proteograph Product Suite. Our operations to date have been primarily focused on developing our technology and products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have not yet achieved market acceptance for our products, produced our products at scale, established a sales model, or conducted sales and marketing activities necessary for successful broad product commercialization. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•our ability to successfully commercialize the Proteograph Product Suite on our anticipated timeline;
•the timing and cost of, and level of investment in, research and development and commercialization activities relating to the Proteograph Product Suite, including our SP100 automation instrument, proprietary engineered nanoparticle (NP) technology and Proteograph Analysis Suite software, which may change from time to time;

•the level of demand for any products we are able to commercialize, particularly the Proteograph Product Suite, which may vary significantly from period to period;
•our ability to drive adoption of the Proteograph in our target markets and our ability to expand into any future target markets;
•our relationship with third-party distributorships, and their ability to promote and sell our products;
•the prices at which we will be able to sell the Proteograph Product Suite;
•the volume and mix of our sales between the Proteograph Product Suite and associated consumables, or changes in the manufacturing or sales costs related to our products;
•the length of time of the sales cycle for purchases of the Proteograph, including lead time needed to procure SP100 automation instruments from our third-party contract manufacturer;
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
•the impact of the COVID-19 pandemic on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our customers, suppliers and supply chain, and distributors; and
•general industry, economic and market conditions such as inflation and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
The market for proteomics and genomics technologies and products is evolving, making it difficult to predict with any accuracy the size of the markets for our current and future products, including the Proteograph Product Suite. Our estimates of the total addressable market for our current and future products are based on a number of internal and third-party estimates and assumptions. In particular, our estimates are based on our expectations that researchers in the market for certain life sciences research tools and technologies will view our products as competitive alternatives to, or better options than, existing tools and technologies. We also expect researchers will recognize the ability of our products to complement, enhance and enable new applications of their current tools and technologies. We expect them to recognize the value proposition offered by our products, enough to purchase our products in addition to the tools and technologies they already own. Underlying each of these expectations are a number of estimates and assumptions that may be incorrect, including the assumptions that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products and that researchers have sufficient samples and an unmet need for performing proteomics studies at scale across thousands of samples. In addition, sales of new products into new market opportunities may take years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. New life sciences technology may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new markets and new products are even more difficult to predict. Our product is an innovative new product, and while we draw comparisons between the evolution and growth of the genomics and proteomics markets, the proteomics market may develop more slowly or differently. In addition, the Proteograph Product Suite may not impact the field of proteomics in the same manner or degree, or within the same time frame, that NGS technologies have impacted the field of genomics, or at all. While we believe our assumptions and the data underlying our estimates of the total addressable market for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the total addressable market for our products may be incorrect.
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
We have only recently commenced the broad release phase of our commercialization plan, and we may not be able to continue this release as planned.
We have only recently initiated the broad commercial release phase for the Proteograph Product Suite, and we may not be able to successfully execute on this phase as planned due to:
•the inability to establish the capabilities and value proposition of the Proteograph Product Suite with key opinion leaders and other customers in a timely fashion;
•delays or longer-than expected lead times to establish customer contacts, complete responsive presentations including platform evaluations tailored to specific requests, and move expeditiously from quote to order to revenue to receipt of payment due to the budgetary constraints of academic organizations, laboratories, biopharmaceutical companies and others;
•changing industry or market conditions, customer requirements or competitor offerings during broad commercialization;
•delays in continuing the build-out of our sales, customer support and marketing organization as needed for broad commercialization;
•delays in ramping up manufacturing, either internally or through our suppliers, to meet the expected demand for broad commercialization; and
•the impact of the COVID-19 pandemic on the economy and research industries, our business operations, and resources and the operations of our customers, suppliers and supply chain, and distributors.
To the extent our broad commercial release phase is delayed or unsuccessful, our financial results will be adversely impacted.

Even if we are able to execute on our broad commercial release phase as planned, our success depends on broad scientific and market acceptance of the Proteograph Product Suite, which we may fail to achieve.
Our ability to achieve and maintain scientific and commercial market acceptance of the Proteograph Product Suite will depend on a number of factors. We expect that the Proteograph will be subject to the market forces and adoption curves common to other new technologies. The market for proteomics and genomics technologies and products is in its early stages of development. If widespread adoption of the Proteograph takes longer than anticipated, or broad scientific and market acceptance does not occur, we will continue to experience operating losses.
The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products in the applicable field of research. The life sciences scientific community is often led by a small number of early adopters and key opinion leaders who significantly influence the rest of the community through publications, including peer-reviewed journals. In such journal publications, the researchers will describe not only their discoveries, but also the methods, and typically the products used, to fuel such discoveries. Mentions in publications, including peer-reviewed journal publications, are a driver for the general acceptance of life sciences products, such as the Proteograph Product Suite. We have and continue to collaborate with a small number of key opinion leaders who are highly skilled at evaluating novel technologies and whose feedback helped us solidify our commercialization plans and processes. Ensuring that early adopters and key opinion leaders publish research involving the use of our products is critical to ensuring our products gain widespread scientific acceptance. In addition, continuing collaborative relationships with key opinion leaders is vital to maintaining any market acceptance we achieve. If too few researchers describe the use of our products, too many researchers utilize or shift to a competing product and publish research outlining their use of that product or too many researchers negatively describe the use of our products in publications, it may drive customers away from our products and it may delay market acceptance and adoption of the Proteograph during broad commercialization.
Other factors in achieving commercial market acceptance, include:
•our ability to market and increase awareness of the capabilities of the Proteograph Product Suite;
•the ability of the Proteograph Product Suite to perform intended use applications broadly in the hands of customers;
•our customers’ willingness to adopt new products and workflows;
•the Proteograph’s ease of use and whether it reliably provides advantages over other alternative technologies;
•the rate of adoption of the Proteograph Product Suite by academic institutions, laboratories, biopharmaceutical companies and others;
•the prices we charge for the Proteograph Product Suite;
•our ability to develop new products and workflows and solutions for customers;
•if competitors develop and commercialize products that perform similar functions as the Proteograph; and
•the impact of our investments in product innovation and commercial growth.
We cannot assure you that we will be successful in addressing each of these criteria or other criteria that might affect the market acceptance of any products we commercialize, particularly the Proteograph Product Suite. If we are unsuccessful in achieving and maintaining market acceptance of the Proteograph, our business, financial condition and results of operations would be adversely affected.
If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing our Proteograph Product Suite.

We have limited experience as a company in sales and marketing and our ability to successfully commercialize depends on our being able to attract customers for the Proteograph Product Suite. Although members of our management team have considerable industry experience, we need to expand our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise prior to and during the broad commercial release of the Proteograph Product Suite. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:
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
We have enlisted and may seek to enlist additional third parties to assist with sales, distribution and customer service and support globally or in certain regions of the world. There is no guarantee that we have attracted or will be successful in attracting desirable or experienced sales or distribution partners or that we have entered or will be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, the Proteograph may not gain market acceptance, which could materially impact our business operations.
Even if our Proteograph Product Suite is broadly commercialized and achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products, our revenues and our prospects could be harmed.
Even if we are able to broadly commercialize the Proteograph Product Suite and achieve broad scientific and market acceptance, our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve the Proteograph solution and to introduce compelling new products. The success of any enhancement to the Proteograph Product Suite or introduction of new products depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, appropriately timed and staged introduction and overall market acceptance. Any new product or enhancement to the Proteograph that we develop may not be introduced in a timely or cost-effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to generate significant revenue.
The typical development cycle of new life sciences products can be lengthy and complicated, and may require new scientific discoveries or advancements, considerable resources and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. If we do not achieve the required technical specifications or successfully manage new product development processes, or if development work is not performed according to schedule, then such new technologies or products may be adversely impacted. If we are unable to successfully develop new products, enhance the Proteograph Product Suite to meet customer requirements, compete with alternative products, or otherwise gain and maintain market acceptance, our business, results of operations and financial condition could be harmed.
The COVID-19 pandemic and efforts to reduce its spread have adversely impacted, and are expected to continue to materially and adversely impact, our business and operations.
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay our receipt of instruments, components and supplies from the third parties we rely on to, among other things, produce our SP100 automation instrument and NPs. For instance, “stay-at-home” orders in California, and specifically San Mateo County where our headquarters is located, that require businesses to implement certain social distancing protocols and other written health and safety plans and measures and which could affect productivity and morale, could be reinstated. We have continued to operate within the rules applicable to our business; however, an extended implementation of these governmental mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. For onsite work in our Redwood City and San Diego offices, we require employees to show proof of vaccination and perform testing. The COVID-19 pandemic and a skilled labor shortage in general have also had an effect on our ability to attract, recruit and interview candidates at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans and our commercial plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations, and policies.
In the near term, we expect that substantially all of our revenue will be derived from sales of the Proteograph Product Suite, including our instruments and associated consumables, to academic, research and commercial customers. We have moved into broad commercial release and, as a result, in the near term, our ability to drive the adoption of the Proteograph solution will depend on our ability to visit customer sites, the ability of our customers to access laboratories, and the ability to install and train on the Proteograph Product Suite and conduct research in light of the COVID-19 pandemic. For example, due to the pandemic, we have encountered delays permitting the travel of our U.S.-based employees to China. We also may encounter delays in other countries. Additionally, since we have moved into broad commercial release, the research and development budgets of these customers, the ability of such customers to receive funding for research, and the ability of such customers to receive instrument installations and visitors to their facilities and to travel to our facilities, other laboratories and industry events, has become increasingly important to the adoption of the Proteograph. All of these considerations are impacted by factors beyond our control, such as:
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
While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the Proteograph Product Suite and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.
If we do not sustain or successfully manage our anticipated growth, our business and prospects will be harmed.
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Developing and commercializing the Proteograph Product Suite will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution, quality assurance and other personnel. In addition, we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a newly public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2017. As our organization continues to grow, we will be required to implement more complex organizational management structures, and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.
We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals.
Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Omid Farokhzad, one of our founders and our Chief Executive Officer; Omead Ostadan, our President and Chief Operating Officer; and David Horn, our Chief Financial Officer, is critical to our vision, strategic direction, product development and commercialization efforts. On October 13, 2021, we announced that Mr. Ostadan will be taking a leave of absence as an officer of the Company for personal reasons, beginning on November 20, 2021, and lasting approximately three months. Mr. Ostadan returned on a part-time basis as the Company’s President beginning on February 28, 2022 and his part-time status is expected to last approximately ten months for ongoing personal reasons. The departure of one or more of our executive officers, senior management team members, or other key employees could be disruptive to our business until we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.
Our continued growth and ability to successfully transition from a company primarily focused on development to commercialization depends, in part, on attracting, retaining and motivating qualified personnel, including highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business. In addition, competition for qualified personnel is intense, particularly in the San Francisco Bay Area and San Diego. We compete for qualified scientific and information technology personnel with other life science and information technology companies as well as academic institutions and research institutions. Some of our scientific personnel are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. Due to the competition for qualified personnel in the San Francisco Bay Area and San Diego, we expect to continue to utilize foreign nationals to fill part of our recruiting needs. As a result, changes to United States immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel.
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
We expect to be dependent upon revenue generated from the sale of the Proteograph Product Suite from the time it is commercialized through the foreseeable future.
While we have recently moved into broad commercialization, if we are able to successfully broadly commercialize the Proteograph, we expect that we will generate substantially all of our revenue from the sale of the Proteograph Product Suite and associated consumables. There can be no assurance that we will be able to successfully commercialize the Proteograph solution, design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for life sciences research tools, generally, and in proteomics and genomics technologies, specifically, we will be expected to upgrade or adapt the Proteograph solution to keep up with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that the Proteograph Product Suite will increase study sizes for our future customers and their associated purchases of our consumables. If sales of our instruments fail to materialize, or our assumptions about study sizes or customer purchases of our consumables, so will the related consumable sales and associated revenue.
In our development and commercialization plans for the Proteograph Product Suite, we may forego other opportunities that may provide greater revenue or be more profitable. If our research and product development efforts do not result in commercially viable products within anticipated timelines, or at all, our business and results of operations will be adversely affected. Any delay or failure by us to develop and release the Proteograph Product Suite or new products or product enhancements would have a substantial adverse effect on our business and results of operations.
Our business will depend significantly on research and development spending by academic and other research institutions, and other third parties, including commercial organizations, and any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.
We expect that substantially all of our sales revenue in the near term will be generated from sales to commercial companies, academic institutions and other research institutions. Certain of these customers’ funding will be, in turn, provided by various state, federal and international government agencies. As a result, the demand for the Proteograph Product Suite will depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
•decreases in government funding of research and development;
•changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of the funding process;
•changes in strategy and funding by commercial companies in their efforts around therapeutic and diagnostic product development and their adoption and use of the Proteograph Product Suite;

•macroeconomic conditions;
•opinions in the scientific community, including researchers’ opinions of the utility of the Proteograph solution;
•citation of the Proteograph Product Suite in published research;
•potential changes in the regulatory environment;
•differences in budgetary cycles, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends;
•competitor product offerings or pricing;
•market-driven pressures to consolidate operations and reduce costs; and
•market acceptance of relatively new technologies, such as the Proteograph Product Suite.
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
We rely on single suppliers for some of the components of the Proteograph Product Suite, including a single contract manufacturer to manufacture and supply our instruments. If these supplier or manufacturers should fail or not perform satisfactorily, our ability to meet demand and supply the Proteograph Product Suite would be adversely affected.
We rely on a single contract manufacturer, Hamilton Company, a manufacturer of precision measurement devices, automated liquid handling workstations, and sample management systems located in Nevada and other locations, to manufacture and supply our instruments. Since our contract with Hamilton does not commit them to carry inventory or make available any particular quantities, Hamilton may give other customers' needs higher priority than ours, we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms, and we may incur price increases from Hamilton Company. For example, due to the COVID-19 pandemic and increased demand for Hamilton’s products, we have seen the lead time for our instruments increase significantly. Further, if Hamilton is unable to obtain critical components used in the Proteograph solution or supply our instruments on the timelines we require, our business and commercialization efforts would be harmed.
In the event it becomes necessary to utilize one or more different contract manufacturers for automated liquid handling workstations, products, or product components associated with the Proteograph Product Suite, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into new agreements with new suppliers or manufacturers as well as preparing such new suppliers or manufacturers to meet the logistical requirements associated with supplying and manufacturing the Proteograph Product Suite, and our business would suffer.

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
The Proteograph Product Suite is an integrated solution with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. In order to successfully generate revenue from the Proteograph Product Suite, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications on a timely basis. Our instruments are manufactured by Hamilton Company at their facility using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Given the complexity of this automation instrumentation, individual units may occasionally require additional installation and service time prior to becoming available for customer use.
We leverage well-established unit operations to formulate and manufacture our NPs at our facilities in Redwood City, California. We procure certain components of our consumables from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing our proprietary engineered NPs. These manufacturing processes are complex. As we increase the commercial scale formulation and manufacturing of our NP panels, if we are not able to repeatably produce our NPs at commercial scale or source them from third-party suppliers, encounter unexpected difficulties in packaging our consumables, fail to comply with regulations relating to laboratory safety, the handling of human samples, the use of certain hazardous substances or chemicals, including in commercial products, or the collection, reuse, and recycling of waste from products we manufacture, our business will be adversely impacted.
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
In addition, as we commercialize the Proteograph Product Suite, we will also need to make corresponding improvements to other operational functions, such as our customer support, service and billing systems, compliance programs and our internal quality assurance programs. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As we develop additional products, we may need to bring new equipment online, implement new systems, technology, controls and procedures and hire personnel with different qualifications.
An inability to manufacture products and components that consistently meet specifications, in necessary quantities, at commercially acceptable costs and without significant delays, may have a material adverse effect on our business, results of operations, financial condition and prospects.
Our products could have defects or errors, which may give rise to claims against us, adversely affect market adoption of the Proteograph Product Suite, and adversely affect our business, financial condition, and results of operations.
The Proteograph Product Suite utilizes novel and complex technology and may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we commercialize the Proteograph, these risks may increase. We provide warranties that our products will meet performance expectations and will be free from material defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.
In manufacturing the Proteograph Product Suite, we depend upon third parties for the supply of our instruments and various components, many of which require a significant degree of technical expertise to produce. If our suppliers fail to produce our SP100 automation instrument and components to specification or provide defective products to us and our quality control tests and procedures fail to detect such errors or defects, or if we or our suppliers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.
If the Proteograph Product Suite contains defects, we may experience:
•a failure to achieve market acceptance for the Proteograph or expansion of the Proteograph Product Suite sales;
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
In addition, we expect that the Proteograph Product Suite will be used with our potential customers’ own mass spectrometry (MS) instruments or the MS instrument of a third-party service provider and the performance of these MS instruments is outside of our control. If such third-party products are not produced to specification, are produced in accordance with modified specifications, are defective, or are not used with recommended equipment, they may not be compatible or perform as intended with the Proteograph. In such case, the reliability, results and performance of the Proteograph may be compromised. The occurrence of any one or more of the foregoing may have a material adverse effect on our business, results of operations, financial condition and prospects.

If we do not successfully develop and deploy the Proteograph Analysis Suite, our commercialization efforts and therefore business and results of operations could suffer.
The success of the Proteograph Product Suite depends, in part, on our ability to design and deploy the Proteograph Analysis Suite in a manner that enables the integration with our potential customers’ systems and accommodates our customers’ needs. Without the Proteograph Analysis Suite, quality control of the workflow and data analysis is less accessible and robust and it may be difficult for our customers to understand and evaluate the quality of their results.
We have and will continue to spend significant amounts of effort developing the Proteograph Analysis Suite, and potential enhanced versions over time, to meet our customers’ and potential customers’ evolving needs. There is no assurance that the development or deployment of the Proteograph Analysis Suite, or any potential enhancements, will be compelling to our customers. In addition, we may experience delays in our release dates of the Proteograph Analysis Suite, and there can be no assurance that the Proteograph Analysis Suite will be released according to schedule. If our software development and deployment plan, which may include participation from third party vendors and licensors, does not accurately anticipate customer demands, or if we fail to develop the Proteograph Analysis Suite in a manner that satisfies customer preferences in a timely and cost-effective manner, the Proteograph Product Suite may fail to gain market acceptance. The occurrence of any one or more of the foregoing could negatively affect our business, financial condition, and results of operations.
As we commercialize the Proteograph Product Suite outside of the United States, our international business could expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
Engaging in international business inherently involves a number of difficulties and risks, including:
•required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation (GDPR) and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws, regulations relating to the use of certain hazardous substances or chemicals in commercial products, and to the collection, reuse, and recycling of waste from products we manufacture;
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
Our current commercial model includes direct sales in the United States, and we are building relationships with third party distributors in various countries, including China, to enable us to enter additional markets more efficiently. If we are unable to enter or maintain such distribution arrangements on acceptable terms, or at all, we may not be able to successfully commercialize our products in certain countries.
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
Risks Related to Financial Reporting
We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed and the market price of our Class A common stock may be negatively affected.
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act (SOX), which requires annual assessments by management of the effectiveness of our internal control over financial reporting. Effective December 31, 2021, we no longer qualify as an emerging growth company and the reduced compliance requirements to emerging growth companies no longer apply to us. As such, our auditor is required to attest to the effectiveness of our internal control over financial reporting beginning with this annual report on Form 10-K. We must implement and maintain substantial internal control systems and procedures to satisfy the reporting requirements under the Securities Exchange Act of 1934.
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
We previously identified material weaknesses in our internal control over financial reporting, and if we fail to maintain an effective system of internal controls, or otherwise fail to comply with the Sarbanes-Oxley Act of 2002 now that we are a large accelerated filer, we may not be able to accurately and timely report our financial results, which may adversely affect our business and investor confidence in us and, as a result, the value of our Class A common stock.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we and our independent registered public accounting firm identified the following material weaknesses in our internal control over financial reporting:
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
We completed remediation measures related to the material weaknesses and concluded that our internal control over financial reporting was effective as of December 31, 2021. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. In addition, any testing by us conducted in connection with Section 404(a) of SOX or any subsequent testing by our independent registered public accounting firm in connection with Section 404(b) of SOX, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We are also required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. As discussed above, we have identified material weaknesses in the past which we are in the process of remedying. However, our efforts to remediate previous material weaknesses may not be effective or prevent any future deficiency in our internal control over financial reporting. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock.
To achieve compliance with Section 404(a) within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively and implement a continuous reporting and improvement process for internal control over financial reporting.

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
Risks Related to Regulatory Compliance
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
We do not currently expect the Proteograph Product Suite to be subject to the clearance or approval of the FDA, as it is not intended to be used for the diagnosis, treatment or prevention of disease. However, as we expand our product line and the applications and uses of our current or products into new fields, certain of our future products could become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Also, even as our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (LDTs) for clinical diagnostic use, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive, and time-consuming. Regulatory requirements related to marketing, selling, and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.
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
Capital Structure and M&A

We may need to raise additional capital to fund commercialization plans for the Proteograph Product Suite, including manufacturing, sales and marketing activities, expand our investments in research, and develop and commercialize new products and applications.
Based on our current plans, we believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash flow requirements for at least twelve months from the date of this Annual Report. If our available cash resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products or the realization of other risks described in this Annual Report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing.
We will consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including:
•increasing our sales and marketing and other commercialization efforts to drive market adoption of the Proteograph Product Suite;
•funding development and marketing efforts of the Proteograph Product Suite or any other future products;
•expanding our technologies into additional markets;
•acquiring, licensing or investing in technologies and other intellectual property rights;
•acquiring or investing in complementary businesses or assets; and
•financing capital expenditures and general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:
•our rate of progress in commercializing the Proteograph Product Suite and new products, and the cost of the sales and marketing activities associated with establishing adoption of our products;
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
We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand the Proteograph Product Suite or future products, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.
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
In August 2020, we transferred certain assets to PrognomIQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. As of December 31, 2021, we held approximately 19% of the outstanding capital stock of PrognomIQ. We may not realize the potential benefits of forming PrognomIQ for a variety of reasons, including:
•PrognomIQ may be unable to successfully develop viable testing products;
•PrognomIQ’s business may not help demonstrate the value of the Proteograph;
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
Risks Related to our Intellectual Property
If we are unable to obtain, maintain and enforce sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary products and technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to obtain, maintain, enforce and protect our intellectual property, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our competitors’ products, our competitive position could be adversely affected, as could our business, financial condition, results of operations and prospects. Both the patent application process and the process of managing patent and other intellectual property disputes can be time-consuming, expensive and unpredictable.
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
Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For instance, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. These changes include allowing third-party submission of prior art to the United States Patent and Trademark Office (USPTO) during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and future patent applications, and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to the life sciences technology. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature or abstract ideas are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, since

December 2014, the USPTO has published and continues to publish revised guidelines for patent examiners to apply when examining process claims for patent eligibility.
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
We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO or other similar patent offices around the world. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability, scope and validity of patents within the life sciences technology and any such changes, or any similar adverse changes in the patent laws of other jurisdictions, could have a material and negative impact on our business, financial condition, prospects and results of operations.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our technology and products, including the Proteograph Product Suite, in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States.
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we and our licensor may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Obtaining granted patents in foreign jurisdictions is time-consuming and expensive, the outcome is unpredictable, and some countries are unable to prosecute and grant patents in a timely manner. Consequently, we and our licensor(s) may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States, or from selling or importing products made using our or our licensor’s inventions in and into the United States or other jurisdictions. It is unknown whether we will be successful in obtaining patents with sufficient claim scope in certain jurisdictions to block third parties, in a cost effective or in a timely manner, and if we are unable to do so it could have a material adverse effect on our business, financial condition, results of operation and prospects in various geographies.
Competitors and other third parties may also use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and technologies and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products. Our and our licensor’s patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.
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
Our owned and licensed patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents and patent applications) may be challenged at a future point in time in opposition, revocation, nullification, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we or our licensor initiate legal proceedings against a third party to enforce a patent covering our products, the defendant could counterclaim that such patent covering our products, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our products, or exclude our competitor’s products. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensor, our or its patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our products and technologies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property, or develop or commercialize current or future products.
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
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary and confidential information, including parts of the Proteograph Product Suite, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel between academia and industry.
In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors or other third parties will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could have a material and adverse impact on our ability to establish or maintain a competitive advantage in the market and our business, financial condition, results of operations and prospects.
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
Litigation may be necessary to defend against these and other claims challenging inventorship of our or our licensor’s ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensor fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our technologies and products, including the Proteograph solution, including our software, workflows, consumables and reagent kits. In such an event, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture and commercialization of our products and technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain customers or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Patent terms may be inadequate to protect our competitive position on our products and technologies, including the Proteograph Product Suite for an adequate amount of time.
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
If third parties, including our competitors, believe that our products or technologies infringe, misappropriate or otherwise violate their intellectual property, such third parties may seek to enforce their intellectual property, including patents, by filing an intellectual property-related lawsuit, including patent infringement lawsuit, against us. Even if we believe the third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. For example, we are aware of a U.S. issued patent owned by a third party that is directed to a method for diagnosing a biological condition by analyzing certain types of proteins, including through the use of nanoparticles. Such patent is expected to expire in 2026, without taking into account any possible patent term adjustments or extensions. We are also aware of pending patent applications in Europe and in the United States owned by a third party that are directed to a method of identifying biomarkers in biofluids using nanoparticles and, if issued, is projected to expire in 2037, without taking into account any possible patent term adjustments or extensions. Such patent and patent applications could be construed to cover certain aspects of our products or technologies, including the Proteograph Product Suite. If any of these third parties, or any other third parties, were to assert these or any other patents against us and we are unable to successfully defend against any such assertion, we may be required, including by court order, to cease the development and commercialization of the infringing products or technologies and we may be required to redesign such products or technologies so they do not infringe such patents, which may not be possible or may require substantial monetary expenditures and time. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed such patents. We could also be required to obtain a license to such patents in order to continue the development and commercialization of the infringing product or technology, however such a license may not be available on commercially reasonable terms or at all, including because certain of these patents are held by or may be licensed to our competitors. Even if such license were available, it may require substantial payments or cross-licenses under our intellectual property rights, and it may only be available on a nonexclusive basis, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operation or prospects.
We may choose to challenge, including in connection with any allegation of patent infringement by a third party, the patentability, validity or enforceability of any third-party patent that we believe may have applicability in our field, and any other third-party patent that may be asserted against us. Such challenges may be brought either in court or by requesting that the USPTO, European Patent Office (EPO), or other foreign patent offices review the patent claims, such as in an ex-parte reexamination, inter partes review, post-grant review proceeding, opposition or other comparable proceeding. However, there can be no assurance that any such challenge by us or any third party will be successful. Even if such proceedings are successful, these proceedings are expensive and may consume our time or other resources, distract our management and technical personnel, and the costs of these proceedings could be substantial. There can be no assurance that our defenses of non-infringement, invalidity or unenforceability in a court of law will succeed.
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
Regardless of whether we are defending against or asserting any intellectual property-related proceeding, any such intellectual property-related proceeding that may be necessary in the future, regardless of outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Some of our competitors and other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. We may not have sufficient financial or other resources to adequately conduct these types of litigation or proceedings. Any of the foregoing, or any uncertainties resulting from the initiation and continuation of any litigation, could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations and prospects.
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
We have employed and expect to employ individuals, and engaged consultants and expect to engage consultants, who were previously employed, or consulted, at universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use confidential or proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, advisors, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other confidential or proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. Any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with advisors, contractors and consultants. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential products, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. Some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources.
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

We currently rely on a license from a third party, and in the future may rely on additional licenses from other third parties, in relation to our technologies and products, including the Proteograph Product Suite and if we lose any of these licenses, then we may be subjected to future litigation.
We are, and may in the future become, a party to license agreements that grant us rights to use certain intellectual property, including patents and patent applications, typically in certain specified fields of use. Currently, we rely on an in-license from The Brigham and Women’s Hospital, Inc. (BWH), for patents, for example, relating to methods of using nanoparticles to measure the proteome, including the methods used in the Proteograph Product Suite and may in the future rely on licenses from other third parties with respect to our products, including the Proteograph Product Suite, or other technology. Our rights to use licensed technology in our business are subject to the continuation of and compliance with the terms of the BWH license and any licenses we may enter into in the future. Some of these licensed rights provide us with freedom to operate for aspects of our products and technologies. As a result, any termination of this license could result in the loss of significant rights and could harm our ability to develop, manufacture and commercialize our products, including the Proteograph Product Suite. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. For instance, under our license agreement with BWH, we currently in-license two patent families, one of which includes methods used in the Proteograph Product Suite, and to the extent any additional intellectual property developed by BWH that are not included in such licensed patent families are necessary or useful for the Proteograph Product Suite or any other product or technology, we would need to negotiate for additional licenses to such additional intellectual property. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operation or prospects.
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
If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights necessary for developing and protecting our technologies and products, including our Proteograph Product Suite, or we could lose certain rights to grant sublicenses.
Future agreements may impose, and our current license agreement imposes, various diligence, commercialization, funding, milestone payment, royalty, sublicensing, insurance, patent prosecution and enforcement and other obligations on us and require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. If we fail to comply with any of these obligations, a licensor(s) may have the right to terminate our license and/or we may be required to pay damages, in which event we would not be able to develop or market products or technology covered by the licensed intellectual property. In addition, while we cannot currently determine the amount of any future royalty obligations we would be required to pay on future sales of a licensed product, the amount may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products we commercialize, if at all. Therefore, even if we successfully develop and commercialize existing or future products, we may be unable to achieve or maintain profitability. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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
Absent the license agreements, we may infringe patents subject to those agreements, and if the license agreements are terminated, we may be subject to litigation by the licensor. Litigation could result in substantial costs to us and distract our management. If we do not prevail, we may be required to pay damages, including treble damages, attorneys’ fees, costs and expenses and royalties or be enjoined from selling our products, including the Proteograph Product Suite, which could adversely affect our ability to offer products or services, our ability to continue operations and our business, financial condition, results of operations and prospects. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.
We may identify third-party technology that we may need to license or acquire in order to develop or commercialize our products or technologies, including the Proteograph Product Suite. However, we may be unable to secure such licenses or acquisitions. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.

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
In addition, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, the U.S. government has certain rights, including march-in rights, to patent rights and technology funded by the U.S. government and licensed to us from BWH. When new technologies are developed with government funding, in order to secure ownership of such patent rights, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. Any failure to timely elect title to such inventions may provide the U.S. government to, at any time, take title in such inventions. Additionally, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. If the government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential and proprietary information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of any of the foregoing rights could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
•it is possible that our pending patent applications, and our licensed pending patent applications, or those that we may own or license in the future, will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we, and our licensor(s), may not develop additional proprietary technologies that are patentable;
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
Some of the factors that may cause the market price of our Class A common stock to fluctuate include, but are not limited to:
•the degree to which our launch and commercialization of our products meets the expectations of securities analysts and investors;
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
Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of February 28, 2022, the holders of our Class B common stock hold in the aggregate 45.7% of the voting power of our capital stock.
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
As of December 31, 2021 we had U.S. federal and state net operating loss carryforwards (NOLs) of $94.0 million and $84.5 million, respectively, which if not utilized will expire in 2035 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone multiple “ownership changes.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
We continue to incur significant increased costs and management resources as a result of operating as a public company.
As a public company, we continue to incur significant legal, accounting, compliance and other expenses that we did not incur as a private company. Our management and other personnel need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we continue to bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
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
General Risks
Environmental, social, and governance (ESG) matters are subject to increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders and may expose us to reputational, cost and other risks.
Companies across all industries are subject to increasing scrutiny and evolving expectations regarding ESG matters. In particular, customers, regulators, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, energy use, industrial waste, and other sustainability concerns. Failure to implement sufficient standards and practices for responsible corporate citizenship, support for local communities, employee diversity and human capital management, health and safety practices, supply chain management, and corporate governance can increase our costs of production, decrease our revenue, and negatively affect our reputation, employee retention, and the general willingness of customers and suppliers to do business with us and investors to invest in us. If we do not adapt to or comply with evolving ESG standards and regulations, the resulting consequences could have a material adverse effect on our reputation, business and financial condition.
If our facilities or our third-party manufacturers’ facilities become unavailable or inoperable, our research and development program and commercialization plan could be adversely impacted and manufacturing of our instruments and consumables could be interrupted.
Our Redwood City, California, facilities house our corporate, research and development, NP manufacturing and quality assurance teams. Our instruments are manufactured at our third-party manufacturer’s facilities in Nevada, and our consumables are manufactured at various locations in the United States and internationally.
Our facilities in Redwood City and those of our third-party manufacturers are vulnerable to natural disasters, public health crises, including the impact of the COVID-19 pandemic, climate change and catastrophic events. For example, our Redwood City facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, wildfires, floods, power loss, communications failures and similar events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or our third-party manufacturer’s facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our Redwood City facilities given the specialized equipment housed within it. The inability to manufacture our instruments or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future. Because some of our NPs are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such NPs, and we may not be able to replace them without disruption to our customers or at all.
If our research and development program or commercialization program were disrupted by a disaster or catastrophe, the launch of new products, including the Proteograph Product Suite, and the timing of improvements to our products could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If our or our third-party manufacturer’s capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, research and development facilities, and manufacturing and distribution centers are located at 3800 Bridge Parkway, Redwood City, CA 94065. The facility is approximately 51,000 square feet and is compliant with all relevant state and federal requirements. Our lease on this facility runs through February 2032. In addition, we lease approximately 6,000 square of office space in San Diego, California under a lease that runs through September 2023. We do not own any real property and believe that our current facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
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
Our Class B common stock is not listed or traded on any stock exchange.
Holders of Common Stock
As of February 22, 2022, there were 49 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
None.
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors.”
Overview
Our mission is to imagine and pioneer new ways to decode the secrets of the proteome to improve human health. Our initial product, the Proteograph Product Suite (Proteograph), leverages our proprietary engineered nanoparticle (NP) technology to provide unbiased, deep, rapid and large-scale access to the proteome. The Proteograph Product Suite is an integrated solution that is comprised of consumables, an automation instrument and software.
We believe that characterizing and understanding the full complexity of the proteome is foundational for accelerating biological insights and will lead to broad potential end-markets for proteomics, encompassing basic research and discovery, translational research, diagnostics and applied applications. This full understanding of the complexity of the proteome and its dynamic nature requires large-scale, unbiased and deep interrogation of thousands of samples across time, which we believe is unavailable with the proteomic approaches available today. We believe that the Proteograph Product Suite has the potential to enable researchers to perform these proteomics studies at scale.
Since we were incorporated in 2017, we have devoted substantially all of our resources to research and development activities, including with respect to the Proteograph Product Suite, building our commercial infrastructure including manufacturing, operations, sales and marketing and service and support functions, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, becoming a publicly-traded company, and providing general and administrative support for these activities.
Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful commercialization of the Proteograph Product Suite. We are commercializing the Proteograph Product Suite as an integrated solution comprised of consumables, our SP100 automation instrument and software. Our commercial strategy is focused on growing adoption by the research community of the Proteograph, expanding the installed base and increasing utilization to generate revenue from the purchase of the Proteograph consumables. We expect a highly efficient sales model because our workflow integrates with most existing proteomics laboratories’ workflows and also complements large-scale genomics research.
We are broadly commercializing the Proteograph Product Suite through a direct sales channel in the United States, and through both direct and distributor sales channels in regions outside the United States. Given our recent launch of broad commercialization, we have built, and will continue to build, sales, marketing, support and product distribution capabilities. We will continue to build the necessary infrastructure for these activities in the United States, European Union, the United Kingdom, and other countries and regions, including Asia-Pacific, as we execute on our broad release commercialization strategy for the Proteograph.
We leverage well-established unit operations to formulate and manufacture our NPs at our facilities in Redwood City, California. We procure certain components of our consumables from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing our proprietary engineered NPs. We are currently manufacturing using our pilot line and building out our manufacturing capabilities as we enter broad commercial availability. We obtain some of the reagents and components used in the Proteograph workflow from third-party suppliers. While some of these reagents and components are sourced from a single supplier, these products are readily available from numerous suppliers. While we perform some filling and packaging of the Proteograph assay and the related consumables, in the future, we may have our filling and packaging outsourced to a third-party. We conduct vendor and component qualification for components provided by third-party suppliers and quality control tests on our NPs.

We have designed our SP100 automation instrument and have outsourced the manufacturing of our SP100 to Hamilton Company, a leading manufacturer of automated liquid handling workstations. We have entered into a non-exclusive agreement with Hamilton that covers the manufacturing of our SP100 automation instrument and its continued supply on a purchase order basis. The agreement has an initial term that runs three years following our commercial launch. Pricing for the supply of our SP100 is on a fixed schedule during the initial term of the agreement, with tiered pricing dependent upon the number of units purchased in a twelve-month period.
On December 8, 2020, we completed our IPO, in which we sold 10,592,106 shares of Class A common stock at a price to the public of $19.00 per share, resulting in net proceeds of $183.9 million after deducting offering costs, underwriting discounts and commissions. Concurrent with the IPO, we issued 7,105,262 shares of our Class A common stock in a private placement for net proceeds of $130.3 million after deducting underwriting discounts and commissions. On February 1, 2021, we completed an underwritten public offering of 1,650,000 shares of our Class A common stock at a public offering price of $67.00 per share. We received net proceeds of $103.0 million after deducting offering costs, underwriting discounts and commissions.
During the years ended December 31, 2021 and 2020, we incurred a net loss of $71.2 million and $32.8 million and used $46.3 million and $20.8 million of cash in operations, respectively. As of December 31, 2021, we had an accumulated deficit of $126.5 million and cash, cash equivalents, and investments of $493.3 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future.
We expect our expenses to increase significantly in connection with our ongoing activities, as we:
•broadly commercialize the Proteograph Product Suite;
•attract, hire and retain qualified personnel;
•continue to build our sales, marketing, service, support and distribution infrastructure as part of our broad commercialization efforts;
•build-out and expand our in-house NP manufacturing capabilities;
•continue to engage in research and development of other products and enhancements to the Proteograph Product Suite;
•implement operational, financial and management information systems;
•obtain, maintain, expand, and protect our intellectual property portfolio; and
•build the infrastructure to operate and scale as a public company.
PrognomIQ
In August 2020, we transferred certain assets related to human disease testing to PrognomIQ, Inc. (PrognomIQ), a new wholly-owned subsidiary, in exchange for all of its outstanding equity interests. Following the transfer, we completed a pro-rata distribution to our stockholders of most of the shares of capital stock of PrognomIQ. Following the distribution and a subsequent $55.0 million equity financing of PrognomIQ, we hold approximately 19% of the outstanding capital stock in PrognomIQ as of December 31, 2021.
The rationale for this transaction was to enable the growth of ecosystems around new applications that leverage unbiased, deep and large-scale proteomic information. The transaction allows us to remain focused on our core strategy, which is to be a provider, rather than a consumer, of proteomics solutions to all customers across these ecosystems. By focusing on our role as a provider of proteomics solutions, we are no longer potentially competing with, or creating the perception that we are competing with, our customers. Our relationship with PrognomIQ does not preclude us from selling the Proteograph Product Suite to any customer in any geography, nor does it preclude our customers from using the Proteograph in any way. PrognomIQ has indicated that it plans to combine the protein data from the Proteograph solution with genomics and other -omics data, to create a multi-omics approach to health and disease testing. We believe PrognomIQ’s use of proteomics and the potential for other similar companies which use proteomics in their research and products will help us drive the adoption of the Proteograph Product Suite in these applications. We have entered into certain agreements with PrognomIQ.
Omid Farokhzad, Chief Executive Officer and Chair of our board of directors, serves as the Chair of PrognomIQ’s board of directors. Philip Ma, Ph.D. our former Chief Business Officer serves as the Chief Executive Officer of PrognomIQ. Dr. Ma has fully transitioned to PrognomIQ, but will remain our consultant through April 2022. In addition, three of our other employees also transitioned to PrognomIQ. We provided general transition services and support, including laboratory and office space to PrognomIQ during the transition period.
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
COVID-19 Pandemic
As a result of the COVID-19 pandemic, we could experience disruptions that could severely impact our business. For example, we have experienced longer lead times from Hamilton for orders of our SP100 automation instruments and may experience delays and longer lead times from our other suppliers of critical hardware, instrumentation and consumables used for product development, manufacturing and commercial operations. Pandemic precautions and preventative measures may also impact our commercialization plans due to restrictions on our customers’ ability to access laboratories, causing delays in the delivery and installation of the Proteograph products, training such customers on our products, and their ability to conduct research. We have experienced delays in our ability to access customers in certain countries with strict COVID-19 policies to provide installation and training services. The ongoing build-out of our expansion facilities may also be delayed by COVID-related restrictions. Furthermore, COVID-19 has adversely affected the broader economy and financial markets, resulting in an economic downturn that could curtail the research and development budgets of our customers, our ability to hire additional personnel and our financing prospects. Any of the foregoing could harm our operations and we cannot anticipate all the ways in which it could be adversely impacted by health epidemics such as COVID-19.
For additional details, see the section titled “Risk Factors.”
Components of Results of Operations
Revenue
We generate revenue from product sales, including sales of the Proteograph Product Suite, which consists of an instrument with embedded software essential to the instrument’s functionality and associated consumables as well as our platform evaluation agreements. In addition, we may at times generate revenue from performing services and the receipt of grant revenue for the reimbursement of research-related expenses. Our revenue is primarily generated domestically. We intend to focus our commercial efforts in the United States and expect to grow our international presence. A portion of our revenue is generated by sales to a related party and we anticipate a portion of our revenue to continue to be generated by sales to such related party. Our grant-funded activities are expected to decrease as a percentage of total revenue as we decrease grant-funded activities and continue to ramp up commercialization of the Proteograph Product Suite.
Cost of Revenue

We utilize third-party manufacturers for production of our SP100 instrument and we manufacture our NPs and assemble our assay kits internally. Cost of goods sold consists primarily of costs of the components of Proteograph Product Suite, including the SP100 instrument with embedded software essential to the instrument’s functionality, and consumables, and distribution-related expenses such as logistics and shipping costs. In addition, cost of revenue includes stock-based compensation and related employee benefits and allocated overhead.
Research and Development Expenses
Research and development, or R&D, expenses include cost associated with performing services under research and development service contracts and research and development of our technology and product candidates. R&D expenses consist primarily of employee compensation, including stock-based compensation, and related employee benefits, laboratory supplies used for in-house research, consulting costs, costs related to clinical studies for the collection of biological samples for research use, which relate to the assets transferred to PrognomIQ, and allocated overhead, including rent, depreciation, information technology and utilities.
We plan to increase our investment in our R&D efforts related to the Proteograph Product Suite, our product development pipeline and our proprietary engineered NP and other technologies. Therefore, we expect R&D expenses will increase in absolute dollars in future periods as we incur expenses associated with hiring additional personnel, purchasing supplies and materials, and the allocation of facility expense associated with the build-out of our expansion facilities to support our R&D efforts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation, and related benefits for executive management, sales and marketing, service and support, finance, administration and human resources, legal, allocated overhead, professional service fees and other general overhead costs to support our operations.
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

Results of Operations
Comparisons of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the periods presented:

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Product	$3,577	$—	$3,577	*
Service	500	—	500	*
Related party	2,317	—	2,317	*
Grant and other	223	656	(433)	(66)%
Total revenue	6,617	656	5,961	909%
Cost of revenue:
Product	2,300	—	2,300	*
Service	42	—	42	*
Related party	863	—	863	*
Total cost of revenue	3,205	—	3,205	*
Gross profit	3,412	656	2,756	420%
Operating expenses:
Research and development	29,121	18,942	10,179	54%
Selling. general and administrative	45,764	15,363	30,401	198%
Total operating expenses	74,885	34,305	40,580	118%
Loss from operations	(71,473)	(33,649)	(37,824)	112%
Other income (expense):
Interest income	326	883	(557)	(63)%
Interest expense	(22)	—	(22)	*
Other expense	—	(9)	9	(100)%
Total other income	304	874	(570)	(65)%
Net loss	$(71,169)	$(32,775)	$(38,394)	117%
* Not meaningful
Revenue

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$6,617	$656	$5,961	909%
Revenue increased by $6.0 million, or 909%, from $0.7 million in 2020 to $6.6 million in 2021, due to sales of products related to the Proteograph Product Suite in the year ended December 31, 2021. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument, consumable kits and platform evaluations, of which $2.3 million was attributed to related parties and $0.5 million was attributable to a research-related service agreement. Revenue related to our grant-funded activities related to our Small Business Innovation Research (SBIR) grant from the National Institutes of Health Grant (NIH) decreased between the two periods by ($0.1) million and research collaboration revenue decreased by ($0.3) million.

Cost of Revenue

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$3,205	$—	$3,205	*
Cost of revenue for the year ended December 31, 2021 was $3.2 million compared to $0 for the year ended December 31, 2020, primarily due to the initial sales of the Proteograph Product Suite. Cost of revenue related to the Proteograph Product Suite consist of costs of the SP100 instrument, consumable kits and other related costs, including labor and overhead.
Research and Development

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$29,121	$18,942	$10,179	54%
R&D expenses increased by $10.2 million, or 54%, from $18.9 million in 2020 to $29.1 million in 2021. The increase was primarily due to an increase in product development efforts related to the Proteograph Product Suite including $11.1 million in employee compensation costs and other related expenses, including stock-based compensation. This was offset by a decrease in clinical study fees of ($0.8) million related to the costs associated with the ramp down of site enrollment for clinical studies related to the collection of biological samples for research use. These clinical studies are related to the assets transferred to PrognomIQ.
Selling, General and Administrative

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$45,764	$15,363	$30,401	198%
Selling, general and administrative expenses increased by $30.4 million, or 198%, from $15.4 million in 2020 to $45.8 million in 2021, primarily due to a $7.5 million increase in employee compensation and other related expenses, and a $13.3 million increase in stock-based compensation. Other increases are attributable to $0.8 million in marketing costs related to the Limited Release phase of our commercial launch, and costs related to becoming a publicly traded company including a $4.2 million increase in professional and consulting fees related to accounting and audit services, and a $4.7 million increase in general business expenses which includes insurance premiums.
Total Other Income

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Total other income	$304	$874	$(570)	(65)%
Total other income decreased by ($0.6) million or (65%), from $0.9 million in 2020 to $0.3 million in 2021. Short-term interest rate yields decreased significantly during fiscal year 2020 and remained low during fiscal year 2021. These decreases were partially offset quantitatively by higher amounts of cash invested in money market funds and U.S. Treasury securities during fiscal year 2020 and fiscal year 2021 as a result of multiple private and public financing events.

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
In connection with our IPO that closed on December 8, 2020, we sold 10,592,106 shares of Class A common stock and received net proceeds of $183.9 million after deducting offering costs, underwriting discounts and commissions. Concurrent with the IPO, we issued 7,105,262 shares of our Class A common stock in a private placement for net proceeds of $130.3 million after deducting underwriting discounts and commissions. On February 1, 2021, we completed an underwritten public offering of 1,650,000 shares of our Class A common stock and received net proceeds of $103.0 million after deducting offering costs, underwriting discounts and commissions.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(46,347)	$(20,828)
Net cash used in investing activities	(170,878)	(34,558)
Net cash provided by financing activities	116,634	371,486
Net increase (decrease) in cash, cash equivalents and restricted cash	$(100,591)	$316,100
Operating Activities
In 2021, cash used in operating activities was $46.3 million, attributable to a net loss of $71.2 million, partially offset by a net change in our net operating assets and liabilities of ($5.9) million and non-cash charges of $30.7 million. Non-cash charges primarily consisted of $25.9 million in stock-based compensation, $2.6 million of depreciation and amortization, $1.2 million of net amortization of premiums on available-for-sales securities and $1.0 million of non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to an increase in inventory levels of $3.6 million, an increase in accounts receivable of $2.5 million and a decrease of $0.6 million in accrued research and development and partially offset by an increase in accounts payable of $1.6 million.
In 2020, cash used in operating activities was $20.8 million, attributable to a net loss of ($32.8) million, partially offset by a net change in our net operating assets and liabilities of $2.7 million and non-cash charges of $9.2 million. Non-cash charges primarily consisted of $7.3 million in stock-based compensation, $1.6 million of depreciation and amortization and $0.3 million of net amortization of premiums on available-for-sales securities. The change in our net operating assets and liabilities was primarily due to increased accrued liabilities related to employee-related compensation of $1.3 million, and professional, consulting and legal fees related to our initial public offering of $1.1 million.
Investing Activities
In 2021, cash used in investing activities was $170.9 million, which related to cashflow used in purchases of available-for-sale securities, net of proceeds from maturities of ($164.0) million, in addition to ($6.9) million in payments primarily for laboratory equipment.

In 2020, cash used in investing activities was $34.6 million, which related to cashflows provided by purchases of available-for-sale securities, net of proceeds from maturities of $30.0 million, in addition to $4.5 million in payments primarily for laboratory equipment.
Financing Activities
In 2021, cash provided by financing activities was $116.6 million. This was primarily attributable to net proceeds of $103.0 million from issuance of common stock upon our follow-on offering, net of issuance costs, $11.4 million in short-swing profits from a beneficial owner and $1.9 million from the exercise of stock options.
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

Contractual Obligations
We enter into agreements as a part of normal course of business with various vendors, which are generally cancellable without material penalty upon written notice. Payments associated with these agreements are not included in this discussion of contractual obligations.
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
In April 2021, we entered into a lease amendment for this facility to further expand the office and laboratory space for an approximate term of eleven years. Payments associated with this operating lease agreement will result in additional operating lease obligations not included in the above paragraph of approximately $160,000 per month plus operating expenses.
We have certain purchase commitments related to our inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $5.5 million as of December 31, 2021.
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
Revenue Recognition
Our revenue is generated primarily from the sale of products and services. Product revenue consists of sales of an instrument with embedded software essential to the instrument’s functionality and consumables as well as platform evaluation agreements. Service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of our customers.
We recognize revenue when control of our products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service.
Revenue from product sales is recognized when control of the product is transferred, which is generally upon shipment to the customer. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue from services is recognized once the report is delivered to a customer, which is when the customer obtains benefit of the service.
Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 30 or 60 days. Cash received from customers in advance of product shipment or providing services is recorded as a contract liability. Our contracts with our customer generally do not include rights of return or a significant financing component.
We have elected the practical expedient to account for shipping and handling activities that occur after the customer has obtained control as a fulfillment activity. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period is one year or less or the amount is immaterial. We exclude from the transaction price all taxes assessed by a governmental authority on revenue-producing transactions that are collected by us from a customer.
We regularly enter into contracts that include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. The transaction price is allocated to each performance obligation in proportion to its standalone selling price. We determine standalone selling price using average selling prices with consideration of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, we rely upon prices set by management, adjusted for applicable discounts.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to our cash, cash equivalents, and investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and capturing a market rate of return based on our investment policy parameters and market conditions. We select investments that maximize interest income to the extent possible within these guidelines. To achieve our goals, we maintain a portfolio of cash equivalents and investments in securities of high credit quality and with varying maturities to match projected cash needs. The securities in our investment portfolio are not leveraged and are classified as available-for-sale. Our investments primarily consists of U.S. government securities. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. If market interest rates were to increase or decrease by one hundred basis points, the fair value of our investment portfolio as of December 31, 2021 would increase or decrease by an immaterial amount.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Seer, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Seer, Inc. and subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2021 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) Topic 842, Leases (“ASC 842”), using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue – Revenue Recognition – Product and Services - Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description
The Company generates revenue from sales of products and services. The Company’s product, the Proteograph Product Suite, consists of an instrument with embedded software essential to the instrument’s functionality, and consumables as well as platform evaluation agreements. The Company’s services primarily consist of the generation and analysis of proteomic data. The Company recognizes revenue when control of the products and services are transferred to its customers in an amount that reflects the consideration it expects to be entitled to receive from its customers in exchange for those products and services. This process involves identifying the contract with a customer, determining performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. For the year ended December 31, 2021, the Company recognized product and services revenue of $6.4 million.
The Company regularly enters into contracts that include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is distinct within the context of the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to direct the use and obtain substantially all the economic benefits from the good or service. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. The transaction price is allocated to each performance obligation in proportion to its standalone selling price. The Company determines the standalone selling price using average selling prices with consideration of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by management, adjusted for applicable discounts.
Given the significant judgments made by management to determine whether various combinations of products and services are distinct and accounted for as separate performance obligations, whether performance obligations have been satisfied, and the standalone selling price of performance obligations, performing audit procedures to evaluate the reasonableness of management’s judgments in the recognition of product and services revenue required a high degree of auditor judgment and an increased extent of effort, including the involvement of more experienced engagement team members. We have identified the revenue recognition of product and services revenue a critical audit matter.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant judgments made by management in the recognition of products and services revenue included the following, among others:
◦We tested the operating effectiveness of controls over the Company’s revenue recognition process, including those over management’s determination of distinct performance obligations, determination of the timing of revenue recognition when performance obligations are satisfied, and determination of the standalone selling prices of performance obligations.
◦We evaluated the reasonableness of the Company’s significant accounting policies related to product and services revenue recognition.
◦We selected a sample of recorded product and services revenue transactions and performed the following procedures:
▪Obtained and read customer source documents such as contracts, master agreements, and/or amendments thereto, to evaluate if relevant contractual terms have been appropriately identified and considered by management in making revenue recognition judgments.

▪Evaluated management’s application of the Company’s accounting policy and tested revenue recognition for the distinct performance obligations by comparing management’s judgments to the underlying source documents.
▪Tested the mathematical accuracy of management’s calculations of product and services revenue.
▪Evaluated the appropriateness of management’s determination of the timing of revenue recognition and obtained third party evidence of transfer of control of the products and services to the customer.
◦We evaluated the reasonableness of management’s determination of standalone selling prices by performing the following:
▪Evaluated the application of the Company’s accounting policy and mathematical accuracy of the determined standalone selling prices.
▪Tested the completeness and accuracy of the source data used in management’s calculations.

/s/ Deloitte and Touche LLP

San Francisco, California
March 1, 2022

We have served as the Company's auditor since 2018.

SEER, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$232,813	$333,585
Short-term investments	167,261	98,278
Accounts receivable, net	2,495	—
Related party receivables	1,283	99
Other receivables	366	163
Inventory	4,145	551
Prepaid expenses and other current assets	3,336	452
Total current assets	411,699	433,128
Long-term investments	93,186	—
Operating lease right-of-use assets	20,142	—
Property and equipment, net	13,087	8,441
Restricted cash	524	343
Other assets	501	407
Total assets	$539,139	$442,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,789	$2,115
Accrued expenses	7,371	5,147
Accrued research and development	1,023	396
Deferred revenue	376	250
Deferred rent, current	—	186
Operating lease liabilities, current	864	—
Total current liabilities	13,423	8,094
Deferred rent, net of current portion	—	1,899
Operating lease liabilities, net of current portion	22,459	—
Other noncurrent liabilities	341	717
Total liabilities	36,223	10,710
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of December 31, 2021 and 2020; zero shares issued and outstanding as of December 31, 2021 and 2020	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of December 31, 2021 and 2020; 57,493,005 and 53,395,319 shares issued and outstanding as of December 31, 2021 and 2020, respectively;	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of December 31, 2021 and 2020; 4,522,478 and 5,865,732 shares issued and outstanding as of December 31, 2021 and 2020, respectively;	—	—
Additional paid-in capital	629,981	486,915
Accumulated other comprehensive income (loss)	(536)	54
Accumulated deficit	(126,530)	(55,361)
Total stockholders’ equity	502,916	431,609
Total liabilities and stockholders’ equity	$539,139	$442,319
The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020

Revenue:
Product	$3,577	$—
Service	500	—
Related party	2,317	—
Grant and other	223	656
Total revenue	6,617	656
Cost of revenue:
Product	2,300	—
Service	42	—
Related party	863	—
Total cost of revenue	3,205	—
Gross profit	3,412	656
Operating expenses:
Research and development	29,121	18,942
Selling, general and administrative	45,764	15,363
Total operating expenses	74,885	34,305
Loss from operations	(71,473)	(33,649)
Other income (expense):
Interest income	326	883
Interest expense	(22)	—
Other expense	—	(9)
Total other income	304	874
Net loss	$(71,169)	$(32,775)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(590)	30
Comprehensive loss	$(71,759)	$(32,745)
Net loss per share attributable to common stockholders, basic and diluted	$(1.17)	$(2.48)
Weighted-average common shares outstanding, basic and diluted	60,863,950	13,216,657
The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	22,173,216	$107,953	12,193,677	$—	$2,288	$(22,586)	$24	$87,679
Issuance of Class A common stock from exercise of options	—	—	725,579	—	145	—	—	145
Repurchase of Class A common stock	—	—	(382,360)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	185	—	—	185
Issuance of Series D-1 convertible preferred stock, net of issuance costs of $104	6,853,571	54,896	—	—	—	—	—	54,896
Issuance of Class A common stock upon initial public offering, net of issuance costs of $17,277	—	—	10,592,106	—	183,866	—	—	183,866
Issuance of Class A common stock in connection with private placement, net of issuance costs of $4,725	—	—	7,105,262	—	130,275	—	—	130,275
Conversion of convertible preferred stock into Class A common stock	(29,026,787)	(162,849)	29,026,787	1	162,848	—	—	—
Stock-based compensation	—	—	—	—	7,348	—	—	7,348
Distribution of PrognomIQ shares	—	—	—	—	(40)	—	—	(40)
Other comprehensive income	—	—	—	—	—	—	30	30
Net loss	—	—	—	—	—	(32,775)	—	(32,775)
Balance at December 31, 2020	—	—	59,261,051	1	486,915	(55,361)	54	431,609
Issuance of Class A common stock from exercise of options and release of restricted stock units	—	—	1,107,059	—	1,885	—	—	1,885
Repurchase of Class A common stock	—	—	(20,556)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	—	—	470	—	—	470
Issuance of Class A common stock upon follow-on offering, net of issuance costs of $7,591	—	—	1,650,000	—	102,959	—	—	102,959
Issuance of Class A common stock in connection with employee stock purchase plan	—	—	17,929	—	422	—	—	422
Return of profit	—	—	—	—	11,403	—	—	11,403
Stock-based compensation	—	—	—	—	25,927	—	—	25,927
Other comprehensive loss	—	—	—	—	—	—	(590)	(590)
Net loss	—	—	—	—	—	(71,169)	—	(71,169)
Balance at December 31, 2021	—	$—	62,015,483	$1	$629,981	$(126,530)	$(536)	$502,916

The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(71,169)	$(32,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	25,927	7,348
Depreciation and amortization	2,558	1,606
Net amortization of premium on available-for-sale securities	1,197	261
Non-cash interest expense and other adjustments	—	10
Non-cash operating lease expense	1,005	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,495)	—
Related party receivables	(1,184)	—
Other receivables	(203)	64
Prepaid expenses and other current assets	(2,884)	8
Inventory	(3,594)	(551)
Other assets	(94)	(7)
Accounts payable	1,603	912
Deferred revenue	126	75
Deferred rent	—	242
Accrued expenses	2,277	2,036
Accrued research and development	627	(254)
Operating lease liabilities	91	—
Other noncurrent liabilities	(135)	197
Net cash used in operating activities	(46,347)	(20,828)
INVESTING ACTIVITIES
Purchases of property and equipment	(6,922)	(4,534)
Purchase of available-for-sale securities	(279,956)	(87,724)
Proceeds from maturities of available-for-sale securities	116,000	57,750
Investment in equity method investee	—	(50)
Net cash used in investing activities	(170,878)	(34,558)
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	102,959	—
Proceeds from return of profit	11,403	—
Repurchase of Class A common stock	(35)	(13)
Proceeds from exercise of Class A common stock options including early exercised options	1,885	1,265
Proceeds from issuance of common stock in connection with employee stock purchase plan	422	—
Proceeds from issuance of Series D-1 convertible preferred stock, net of issuance costs	—	54,896
Proceeds from issuance of Class A common stock upon initial public offering, net of issuance costs	—	185,063
Proceeds of issuance of Class A common stock in private placement	—	130,275
Net cash provided by financing activities	116,634	371,486
Net increase (decrease) in cash, cash equivalents and restricted cash	(100,591)	316,100
Cash, cash equivalents and restricted cash, beginning of period	333,928	17,828
Cash, cash equivalents and restricted cash, end of period	$233,337	$333,928

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$645	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases included in accounts payable	$186	$115
Property and equipment purchases included in accrued expenses	$269	$58
Lease liability obtained in exchange for right-of-use assets	$23,232	$—
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$162,848
Offering costs in accounts payable	$—	$468
Offering costs in accrued expenses	$—	$729

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
Concurrent with the IPO, the Company issued 7,105,262 shares of its Class A common stock in a private placement for net proceeds of $130.3 million after deducting offering costs, underwriting discounts and commissions of $4.7 million. In addition, 526,315 shares of Class B common stock converted into Class A common stock in connection with the sale of such shares by an existing shareholder in a secondary transaction and 2,803,737 shares of Class B common stock were voluntarily converted to an equal amount of Class A common stock.
Public Offering
On February 1, 2021, the Company completed an underwritten public offering of 1,650,000 shares of its Class A common stock at a public offering price of $67.00 per share. The Company received net proceeds of $103.0 million after deducting offering costs, underwriting discounts, and commissions of $7.6 million.
Liquidity
As of December 31, 2021, the Company has incurred significant losses and has had negative cash flows from operations. As of December 31, 2021, the Company had cash, cash equivalents and investments of $493.3 million and an accumulated deficit of $126.5 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents balance as of December 31, 2021 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying consolidated financial statements.
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

SEER, INC.
Notes to Consolidated Financial Statements
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company maintains bank deposits in federally insured financial institutions, and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent recorded in the consolidated balance sheets.
In fiscal year 2021, two customers accounted for 35% and 12% of the Company’s total revenue. In fiscal year 2020, total revenue was immaterial.
As of December 31, 2021, there were three customers which represented 34%, 23%, and 19% of the total accounts receivable balance. As of December 31, 2020, total accounts receivable were immaterial..
The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to its competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of its proprietary technology, and the need to secure and maintain adequate product inventory through its own manufacturing and through manufacturing arrangements with third parties. If the Company does not successfully commercialize or partner any of its products, it will be unable to generate product revenue sufficient to achieve profitability.
Impact of the COVID-19 Pandemic
As a result of the COVID-19 pandemic (COVID-19), the Company’s operations experienced disruptions and restrictions on employees’ ability to work and on the hiring of additional personnel, particularly as a result of preventive and precautionary measures taken by the Company and some of its suppliers and other service providers. In particular, some of the Company’s laboratory material and equipment suppliers, collaborators, and service providers used in the performance of its research activities and phased commercial launch plan have been similarly impacted by COVID-19, which may limit the Company’s ability to achieve its planned progress. In addition, Company personnel have experienced delays in accessing customers in certain countries with strict COVID-19 policies to provide installation and training services. COVID-19 has adversely affected the broader economy, which could affect the Company’s financing prospects. Continued disruptions from COVID-19 could harm the Company’s operations and the Company cannot anticipate all the ways in which it could be adversely impacted by health epidemics such as COVID-19.
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

SEER, INC.
Notes to Consolidated Financial Statements
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

SEER, INC.
Notes to Consolidated Financial Statements
As of December 31, 2021, the Company has an equity method investment in PrognomIQ. Refer to Note 10 for additional information.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2021 and 2020, all amounts recorded as cash and cash equivalents consist of money market funds and are stated at fair value.
Restricted cash as of December 31, 2021 and 2020 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020

Cash and cash equivalents	$232,813	$333,585
Restricted cash	524	343
Total cash, cash equivalents and restricted cash	$233,337	$333,928
Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources, making operating decisions and evaluating financial performance.
Investments
The Company has designated all investments, which includes U.S. Treasury securities, as available-for-sale, and therefore, such investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive loss. The cost of available-for-sale securities is adjusted for the amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion are included in other income (expense) on the consolidated statements of operations and comprehensive loss. Realized gains and losses and interest income on available-for-sale securities are also included in other income (expense). The cost of securities sold is based on the specific identification method. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation at each balance sheet date. As of December 31, 2021, the Company classifies its available-for-sale securities as short-term investments or long-term investments based on the remaining contractual maturity of the securities.
All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other than temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which an investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost. During the year ended December 31, 2021, the Company did not recognize any impairment charges on its investments.
Any unrealized losses on available-for-sale debt securities that are attributed to credit risk are recorded to the consolidated statements of operations and comprehensive loss through an allowance for credit losses. During the year ended December 31, 2021, the Company did not recognize any such impairment charges on its investments.

SEER, INC.
Notes to Consolidated Financial Statements
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified risk of default. General allowance amounts are established based upon an assessment of expected credit losses for the Company’s receivables by aging category. Balances are written off when they are ultimately determined to be uncollectible. There was no allowance for credit losses related to accounts receivable as of December 31, 2021 and 2020.
Inventory
Inventory is recorded at the lower of standard cost, which approximates actual cost on a weighted-average basis, or net realizable value, on a first-in, first-out basis. Provisions for slow-moving, excess or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product expiration, development plans, or quality issues. The Company writes down specifically identified unusable, obsolete, slow-moving or known unsalable inventory in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on the Company’s consolidated statements of operations.
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
Leases
The Company adopted Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842) during the fourth quarter of 2021 effective as of January 1, 2021, as discussed below in the section titled Recently Adopted Accounting Pronouncements. Under ASC 842, the Company determines if an arrangement is or contains a lease at contract inception.
Operating lease right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less any lease incentive received. The Company

SEER, INC.
Notes to Consolidated Financial Statements
uses its incremental borrowing rate in determining the present value of lease payments based on the information available at the date of lease commencement. The incremental borrowing rate reflects the rate of interest that a lessee would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for an operating lease is recognized on a straight-line basis over the lease term.
The Company elected to not separate non-lease components from the associated lease components and to not recognize right-of-use assets and lease liabilities for leases with a term of twelve months or less. Variable lease payments are primarily related to property taxes, insurance and common area maintenance, and are recognized as lease costs when incurred.
Revenue Recognition
The Company generates revenue from sales of products and services. The Company’s product, the Proteograph Product Suite, consists of an instrument with embedded software essential to the instrument's functionality, and consumables as well as platform evaluation agreements. The Company began recognizing revenue from shipments of its Proteograph Product Suite during the second quarter of 2021. The service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer and revenue is recognized upon delivery of the reports.
The Company recognizes revenue when control of the products and services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to receive from its customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is distinct with the context of the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to direct the use and obtain substantially all the economic benefits from the good or service.
In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 30 or 60 days. Cash received from customers in advance of product shipment or providing services is recorded as a contract liability. The Company’s contracts with its customers generally do not include rights of return or a significant financing component.
The Company elected the practical expedient to account for shipping and handling activities that occur after the customer has obtained control as a fulfillment activity and not a separate performance obligation. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period is one year or less or the amount is immaterial. The Company excludes from the transaction price all taxes assessed by a governmental authority on revenue-producing transactions that are collected by the Company from a customer.
The Company regularly enters into contracts that include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations. The transaction price is allocated to each performance obligation in proportion to its standalone selling price. The Company determines the standalone selling price using average selling prices with consideration of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by management, adjusted for applicable discounts.
Grant and Other Revenue
Grant revenue represents funding under cost reimbursement programs from federal foundation sources for qualified research and development activities performed by the Company and are not based on estimates that are subject to change. Grants received are assessed to determine if the agreement should be accounted for as an exchange

SEER, INC.
Notes to Consolidated Financial Statements
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
Accrued Research and Development Expenses
Goods or services for research and development activities that have not yet been invoiced are recorded as liabilities within accrued research and development on the consolidated balance sheets. The Company estimates clinical discovery studies expenses based on the services performed related to clinical studies for the collection of biological samples for research use. In accruing service fees, the Company estimates the period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the service provider and the Company’s estimates of services performed based on information available at each balance sheet date determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the associated services. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary. Through December 31, 2021, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.
General and Administrative
General and administrative expenses include employee compensation, including stock-based compensation, and related benefits for executive management, finance, legal, administration and human resources, allocated costs, including rent, depreciation, information technology, insurance, utilities, professional service fees, and other general overhead costs to support the Company’s operations.
Stock-Based Compensation
The Company accounts for stock-based compensation, including from restricted common stock awards (RSAs), grants of restricted stock units (RSUs), and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant. The fair value of RSAs is the difference between the fair value of the underlying stock at the measurement date and the purchase price. The fair value of RSUs is the fair value of the underlying stock at the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-

SEER, INC.
Notes to Consolidated Financial Statements
Scholes valuation model. For share-based payment awards that vest subject to the satisfaction of a service requirement, the fair value of the awards is recognized as expense on a straight-line basis over the requisite service period in which the awards are expected to vest. For share-based payment awards with performance-based vesting conditions, the fair value of the awards is recognized as expense using the accelerated attribution method over the vesting period. Forfeitures are accounted for in the period in which they occur. Share-based payment awards that include a service condition and a performance condition are expected to vest when the performance condition is probable of being met.
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

SEER, INC.
Notes to Consolidated Financial Statements
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
The Company records uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more likely than 50 percent likely to be realized. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax. At both December 31, 2021 and 2020, there were no interest and penalties.
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
The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in losses.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and changes in accumulated other comprehensive income and loss on the Company’s available-for-sale investments related to unrealized gains and losses.

SEER, INC.
Notes to Consolidated Financial Statements
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard clarifies the definition of a lease and requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. Since the Company ceased to be an emerging growth company as of December 31, 2021, the Company adopted this standard during the fourth quarter of 2021 effective as of January 1, 2021, using the modified retrospective method by applying the new standard to all leases existing as of the effective date and not restating comparative periods. The Company elected the practical expedients to not reassess whether any expired or existing contracts are or contain leases, carry forward its historical lease classification and not reassess initial direct costs for existing leases. The Company also elected the practical expedient to use hindsight in determining the lease term and in assessing impairment of the Company’s ROU assets upon transition. The impact of adoption and additional disclosures required by the standard have been included in “Significant Accounting Policies - Leases” above and in Note 9. Upon adoption of ASC 842 effective January 1, 2021, the Company recorded an operating ROU asset of $5.7 million, operating lease liabilities of $7.8 million and derecognized deferred rent of $2.1 million. Prior period amounts before January 1, 2021 have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840).

SEER, INC.
Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (ASC Topic 832): Disclosures by Business Entities about Government Assistance. This standard requires annual disclosures that increase the transparency of transactions involving government grants, including the type of transactions, the accounting for those transactions and the effect of those transactions on an entity’s financial statements. This standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements and related disclosures.
3.FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

		December 31, 2021
		Level 1	Level 2	Level 3	Total
Assets:	Classification:
Money market funds	Cash and cash equivalents	$232,813	$—	$—	$232,813
U.S. Treasury securities	Investments	—	260,447	—	260,447
Total assets measured at fair value		$232,813	$260,447	$—	$493,260

		December 31, 2020
		Level 1	Level 2	Level 3	Total
Assets:	Classification:
Money market funds	Cash and cash equivalents	$333,585	$—	$—	$333,585
U.S. Treasury securities	Investments	—	98,278	—	98,278
Total assets measured at fair value		$333,585	$98,278	$—	$431,863

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

SEER, INC.
Notes to Consolidated Financial Statements
The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Money market funds	$232,813	$—	$—	$232,813
U.S. Treasury securities	260,983	—	(536)	260,447
Total	$493,796	$—	$(536)	$493,260

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Money market funds	$333,585	$—	$—	$333,585
U.S. Treasury securities	98,223	57	(2)	98,278
Total	$431,808	$57	$(2)	$431,863
As of December 31, 2021 and 2020, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. No investments have been in a continuous unrealized loss position for 12 months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of December 31, 2021, $93.2 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less.

SEER, INC.
Notes to Consolidated Financial Statements
4.OTHER FINANCIAL STATEMENT INFORMATION
Inventory
Inventory consists of the following (in thousands):

	December 31,
	2021	2020

Raw materials	$1,836	$—
Work-in-progress	221	—
Finished goods	2,088	551
Total inventory	$4,145	$551
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020

Laboratory equipment	$13,823	$8,075
Computer equipment and software	461	182
Furniture and fixtures	478	241
Leasehold improvements	2,449	2,294
Construction-in-progress	784	—
Property and equipment	17,995	10,792
Less: accumulated depreciation and amortization	(4,908)	(2,351)
Total property and equipment, net	$13,087	$8,441
Depreciation and amortization expense related to property and equipment was $2.6 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively.
Accrued Expenses
Accrued expenses consists of the following (in thousands):

	December 31,
	2021	2020

Accrued compensation	$4,730	$2,866
Accrued professional services	388	1,074
Accrued property and equipment	269	—
Accrued taxes	457	—
Restricted stock liability, current	220	484
Other	1,307	723
Total accrued expenses	$7,371	$5,147

SEER, INC.
Notes to Consolidated Financial Statements
5.REVENUE AND DEFERRED REVENUE
Product revenue consists of instrument with embedded software essential to the instrument's functionality, consumables and platform evaluation agreements. Service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer. Related party revenue is comprised of both the sale of products and services performed for PrognomIQ, as further discussed in Note 10. Grant revenues consist of services performed specifically for the reimbursement of research-related expenses.
Product Revenue
For the year ended December 31, 2021 and 2020, the Company recognized $3.6 million and $0 of product revenue to non-related customers. As of December 31, 2021 and 2020, the Company recorded $0.4 million and $0 of deferred revenue related to product sales.
Service Revenue
For the year ended December 31, 2021 and 2020 the Company recognized $0.5 million and $0 of service revenue to non-related customers. In March 2020, the Company entered into a sponsored research service agreement with a pharmaceutical company for a total consideration of $0.5 million of which $0.3 million was received and recorded as deferred revenue as of December 31, 2020. All of these deferred service revenues were recognized during the year ended December 31, 2021. As of December 31, 2021, there were $0 of deferred service revenue.
Deferred revenue activity for the year ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020

Balance, beginning of period	$250	$—
Additions	376	250
Revenue recognized	(250)	—
Balance, end of period	$376	$250
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. The Company expects to recognize substantially all of the remaining transaction price in the next 12 months.
In fiscal year 2021, 21% of our total revenue was generated outside of the United States, primarily from countries in Asia. In fiscal year 2020, no revenues were generated outside of the United States.
Grant and other revenue
In February 2019, the Company entered into a sponsored research agreement with a biotechnology company under which the Company was required to execute certain research and development activities. During the year ended December 31, 2021 and 2020, the Company recognized research revenue of $0 and $0.3 million, with respect to this research agreement.
In August 2019, the Company received a notice of a Small Business Innovation Research grant award from the National Institutes of Health, which will provide funding of approximately $1.1 million to the Company for its development of research applications. In June 2020, the Company received a notice that additional grant consideration of $0.9 million will be awarded. During the year ended December 31, 2021 and 2020, the Company recognized grant revenue of $0.2 million and $0.4 million with respect to the award.

SEER, INC.
Notes to Consolidated Financial Statements
6.    CAPITAL STOCK AND STOCKHOLDERS’ EQUITY
As of December 31, 2021, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.
Common Stock
Common stock issued and outstanding is as follows:

	December 31,
	2021	2020

Class A common stock	57,493,005	53,395,319
Class B common stock	4,522,478	5,865,732
Total common stock issued and outstanding	62,015,483	59,261,051
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
Common stock issued and outstanding on the consolidated balance sheets and consolidated statements of changes in stockholders' equity includes shares related to early exercised options and restricted stock that are subject to repurchase.
In the first quarter of 2021, the Company received $11.4 million related to the return of short-swing profits from one of its beneficial owners. These proceeds are recognized as a capital contribution from stockholders as an increase to additional paid-in capital on the consolidated statements of changes in stockholders’ equity and as cash provided by financing activities on the consolidated statements of cash flows.
7.    EQUITY INCENTIVE PLANS
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
Stock Options
Stock options to purchase the Company’s Class A common stock may be granted at a price not less than the fair market value of the Company’s Class A common stock at the date of grant in the case of both NSOs and ISOs, except for grants of stock options to an employee or non-employee with options who owns more than 10% of the voting power of all classes of stock of the Company, in which case the exercise price shall be no less than 110% of the fair market value per Class A common stock on the grant date. The exercise price for an ISO cannot be less than the fair market value of the Class A common stock on the grant date. Stock options granted under the 2017 Plan and 2020 Plan generally vest over four years and expire no later than 10 years from the date of grant. 5,336,569 shares of Class A common stock were initially reserved for issuance under the 2020 Plan, which includes 516,710 shares that remained available for issuance under the 2017 Plan. As of December 31, 2021, there are 8,299,622 shares of

SEER, INC.
Notes to Consolidated Financial Statements
Class A common stock reserved for issuance under the 2020 Plan, 5,129,240 shares of which are available for issuance in connection with grants of future awards.
Stock option activity for the year ended December 31, 2021 is as follows:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - December 31, 2020	9,551,105	$5.55	8.99	$483,194
Options granted	1,678,042	46.89
Options exercised	(1,040,515)	1.84
Options cancelled and forfeited	(355,708)	19.64
Balance - December 31, 2021	9,832,924	$12.49	8.48	$139,143
Vested and exercisable, December 31, 2021	3,062,451	$5.32	8.03	$55,309
The weighted-average grant-date fair value of stock options granted to employees during the years ended December 31, 2021 and 2020, was $28.93 and $4.26 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020, was $46.5 million and $1.6 million, respectively. As of December 31, 2021, the total unrecognized stock-based compensation related to unvested stock options was $60.8 million, which the Company expects to recognize over a remaining weighted-average period of 2.71 years.
The fair value of stock options granted to employees, directors, and non-employees is calculated using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31,
	2021	2020
Risk-free interest rate	0.6% - 1.4%	0.3% - 1.6%
Expected volatility	62.5% - 71.4%	62.2% - 70.6%
Expected term (in years)	6.00 - 10.00	5.00 - 10.00
Expected dividend yield	—	—
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

SEER, INC.
Notes to Consolidated Financial Statements
The activity of restricted shares of Class A common stock for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	775,641	$1.77
Granted	10,728	1.66
Repurchased	(20,556)	1.14
Vested	(591,513)	1.89
Unvested at December 31, 2021	174,300	$1.43
Restricted Stock Units
The Company has granted RSUs under the 2020 RSU Plan and the 2020 Plan. Restricted stock units (“RSUs”) are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. The RSUs generally vest over a two- to three-year period from the vesting start date.
RSU activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2020	491,318	$7.91
Granted	325,378	51.98
Vested	(66,544)	14.12
Cancelled	(9,786)	24.70
Balance at December 31, 2021	740,366	$26.49
As of December 31, 2021, the total unrecognized stock-based compensation related to RSUs was $14.4 million, which the Company expects to recognize over a remaining weighted-average period of 1.72 years.
Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (ESPP), which was subsequently approved by the Company’s stockholders and became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation.
A total of 1,195,327 shares of Class A common stock are reserved for issuance under the ESPP as of December 31, 2021. During the year ended December 31, 2021, 17,929 shares of Class A common stock were issued under the ESPP. As of December 31, 2021, the total unrecognized stock-based compensation related to the ESPP was $0.2 million, which the Company expects to recognize over a remaining weighted-average period of 0.37 years.

SEER, INC.
Notes to Consolidated Financial Statements
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended
December 31, 2021

Risk-free interest rate	0.1%
Expected volatility	56.9% - 67.4%
Expected term (in years)	0.34 - 0.50
Expected dividend yield	—
Stock-Based Compensation
The following table summarizes the components of stock-based compensation recognized in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020

Cost of revenue	$1,800	$—
Research and development	4,422	899
Selling, general and administrative	19,705	6,449
Total stock-based compensation	$25,927	$7,348
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

8.    EMPLOYEE BENEFIT PLANS
The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for fiscal 2021 and 2020.
9.    COMMITMENTS AND CONTINGENCIES
Facility Lease Agreement
On January 4, 2019, the Company entered into a lease agreement for office and laboratory space in Redwood City, California. The lease term commenced in November 2019 and was set to end on September 30, 2029. The Company entered into an amendment to the lease agreement in June 2020 that makes certain changes to the original lease, including (i) additional office and laboratory space in the same building (the Expansion Premises) and (ii) an extension of the expiration date of the original lease to 127.5 months following the delivery date of the Expansion Premises, which is estimated to be in the first quarter of 2022. The Company entered into another amendment to the lease agreement in April 2021 that further expanded the office and laboratory space and commenced in May 2021. The same lease term applies to all space leased under the lease and its amendments and the Company has an option to renew all such leased space for an additional five-year term at then-current market rates. In connection with the lease and its amendments, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million and $0.3 million as of December 31, 2021 and 2020, respectively, which is secured by restricted cash that is classified as noncurrent at each date based on the term of the underlying lease.

SEER, INC.
Notes to Consolidated Financial Statements
During the period from June 2020 through May 2021, the Company was provided with temporary space. The Company was not required to pay additional rent for the temporary space, but was required to pay property taxes, insurance and normal maintenance costs with respect to the temporary space.
On January 1, 2021, the Company adopted ASC 842 and the following disclosures as of and for the year ended December 31, 2021 are presented under ASC 842. As of December 31, 2021, the remaining weighted-average lease term was 10.8 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 5.9%.
During the year ended December 31, 2021, the Company incurred $2.8 million of lease costs, of which $0.1 million is related to the Company’s short-term lease and $0.7 million is related to variable lease payments, which are primarily comprised of common area maintenance and include costs associated with the temporary space. During the year ended December 31, 2020, the Company incurred $0.7 million in rent expense.
As of December 31, 2021, future minimum commitments under the Company’s non-cancelable facility operating lease, in accordance with ASC 842, are as follows:

Years ending December 31,	(in thousands)
2022	$2,209
2023	2,698
2024	2,775
2025	2,855
2026	2,937
Thereafter	18,495
Total undiscounted future minimum lease payments	31,969
Present value adjustment for minimum lease commitments	(8,646)
Total operating lease liabilities	$23,323
The total undiscounted future minimum lease payments associated with the Expansion Premises are approximately $10.5 million and are not included in the table above. The Company has not recognized an ROU asset or aggregate lease liability as of December 31, 2021 for the Expansion Premises as the Company did not control the underlying assets at any time during the year ended December 31, 2021.
As of December 31, 2020, future minimum commitments under the Company’s non-cancelable facility operating lease, in accordance with ASC 840, Lease Accounting, are as follows:

Years ending December 31,	(in thousands)
2021	$795
2022	1,279
2023	1,783
2024	1,833
2025	1,884
Thereafter	12,792
Total	$20,366
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not

SEER, INC.
Notes to Consolidated Financial Statements
enforceable or subject to change. These outstanding commitments amounted to $5.5 million and $3.1 million as of December 31, 2021 and 2020, respectively.
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2021 and 2020, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Contingencies
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings.
10.    PROGNOMIQ, INC.
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
PrognomIQ constitutes a related party and, as of December 31, 2021 and 2020, the Company recorded $1.3 million and $0.1 million in related party receivables, respectively, on the consolidated balance sheets representing amounts due from product sales and services and for general transition services and support provided. Revenue received from PrognomIQ is recorded as related party revenue on the consolidated statements of operations and comprehensive loss and is comprised of the sale of instruments and consumables, and services performed.

SEER, INC.
Notes to Consolidated Financial Statements
11.    NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020

Numerator:
Net loss attributable to common stockholders	$(71,169)	$(32,775)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	60,863,950	13,216,657
Net loss per share attributable to common stockholders, basic and diluted	$(1.17)	$(2.48)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31,
	2021	2020

Class A common stock options issued and outstanding	9,832,924	9,551,105
Restricted common stock subject to future vesting	174,300	775,641
Restricted stock units	740,366	491,318
Total	10,747,590	10,818,064
12.    INCOME TAXES
Income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following (in thousands):

	Year Ended December 31,
	2021	2020

Federal tax benefits at statutory rate	$(14,887)	$(6,859)
State taxes, net of federal benefit	(1,275)	(1,065)
Change in valuation allowance	17,751	6,248
Stock-based compensation tax deduction over book expense	(2,790)	—
Permanent differences	(47)	557
Gain on PrognomIQ transaction	—	1,392
Research and development credits	(1,697)	(104)
Executive compensation limitations	2,806	—
Other	139	(169)
Total income tax expense	$—	$—

SEER, INC.
Notes to Consolidated Financial Statements
Deferred income tax reflects the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The categories that give rise to components of the deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$22,385	$9,374
Accrued expenses and reserves	1,129	1,336
Research and development credits	2,073	534
Stock-based compensation	4,198	1,782
Lease liabilities	6,182	—
Other	56	13
Gross deferred tax assets	36,023	13,039
Less valuation allowance	(30,194)	(12,443)
Net deferred tax assets	$5,829	$596
Deferred tax liabilities:
Fixed assets and intangibles	(490)	(596)
Right-of-use assets	(5,339)	—
Gross deferred tax liabilities	(5,829)	(596)
Total net deferred tax assets (liabilities)	$—	$—
The tax benefit of net operating losses, temporary differences, and credit carryforwards are recorded as an asset to the extent that management assesses that realization is “more likely than not.” Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since the Company’s incorporation in 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2021 and 2020, a full valuation allowance has been recorded against the Company’s net deferred tax assets. The amount of the net deferred tax assets considered realizable, could be adjusted as estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. For the years ended December 31, 2021 and 2020, the net changes in the net valuation allowance were an increase of $17.8 million and an increase of $6.2 million, respectively.
As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of approximately $94.0 million and $36.2 million, respectively, which will carry forward indefinitely. At December 31, 2021 and 2020, the Company had state net operating loss carryforwards of approximately $84.5 million and $33.0 million, respectively, which will begin to expire in 2035 for state tax purposes.
As of December 31, 2021 and 2020, the Company had federal research and development credit carryforwards of approximately $1.5 million and $0.2 million, respectively, which begin to expire in 2037 and state research and development credit carryforwards of approximately $1.6 million and $0.7 million, respectively, which will carry forward indefinitely.
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

SEER, INC.
Notes to Consolidated Financial Statements
As of December 31, 2021 and 2020, the Company had unrecognized tax benefits of approximately $0.8 million and $0.3 million, respectively. The amount of unrecognized tax benefits is not expected to significantly change over the next 12 months. If recognized, unrecognized tax benefits would not have an impact on the Company’s effective tax rate due to the Company’s full valuation allowance position. The beginning and ending unrecognized tax benefits amounts is as follows (in thousands):

	December 31,
	2021	2020
Beginning balance	$337	$264
Change related to prior year provisions	(154)	(80)
Change related to current year provisions	656	153
Ending balance	$839	$337
It is the Company’s policy to include any assessed penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. Management determined that no accrual for interest and penalties was required as of December 31, 2021.
For year ended December 31, 2021 and 2020, the Company did not record an income tax expense. The Company will continue to maintain a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s income tax expense will remain at nil as no items that are either estimated or discrete items would impact the tax expense for the period.
On March 27, 2020 and December 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Consolidated Appropriation Act (CAA), respectively, as a result of the Coronavirus pandemic, which contain among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has evaluated the current legislation and at this time, does not anticipate the CARES Act or the CCA to have a material impact on its consolidated financial statements for the year ended December 31, 2021.
All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.
13.    SUBSEQUENT EVENTS
There were no events subsequent from December 31, 2021 through March 1, 2022, the date at which the financial statements as of and for the years ended December 31, 2021 and 2020 were available to be issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of externally-reported consolidated financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP). As discussed above, internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that their objectives have been met.
As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2020, we identified material weaknesses in each of the following components of the Internal Control -Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO):
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
During 2021, management implemented our previously disclosed remediation plan that included: (i) hiring six finance department employees with appropriate expertise, including our CFO and Controller; (ii) retaining an accounting consulting firm to provide additional depth and breath to our technical and financial reporting capabilities; and (iii) implementing formal financial reporting processes and internal controls and building out our financial management and reporting systems infrastructure, which includes ongoing senior management review, and establishing our audit committee oversight.
During the fourth quarter of 2021, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As of December 31, 2021, our management conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting based upon the framework in the Internal Control -Integrated Framework (2013), issued by COSO. Based upon that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2021 and that the material weaknesses have been remediated as of December 31, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report which appears herein under Part II, Item 9A of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Seer, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Seer, Inc. and subsidiary (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for leases in fiscal year 2021 due to the adoption of ASC Topic 842, Leases.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte and Touche LLP

San Francisco, California
March 1, 2022

Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.
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

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39747	3.1	12/8/2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39747	3.2	12/8/2020

4.1	Form of common stock certificate of the Registrant.	S-1	333-250035	4.1	11/12/2020

4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain holders of its capital stock, dated as of December 9, 2020.	S-1	333-252395	4.2	1/25/2021

4.3	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-39747	4.3	3/29/2021

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-250035	10.1	11/12/2020

10.2+	2020 Equity Incentive Plan and related form agreements.	S-1/A	333-250035	10.2	11/30/2020

10.3+	2017 Stock Incentive Plan and related form agreements.	S-1/A	333-250035	10.3	11/30/2020

10.4+	2020 RSU Equity Incentive Plan and related form agreements.	S-1/A	333-250035	10.4	11/30/2020

10.5+	2020 Employee Stock Purchase Plan.	10-Q	001-39747	10.2	8/12/2021

10.6+	Key Executive Change in Control and Severance Plan, and form of Participation Agreement thereunder.	S-1/A	333-250035	10.6	11/30/2020

10.7+	Confirmatory Offer Letter between the Registrant and Dr. Omid Farokhzad, dated November 30, 2020.	S-1/A	333-250035	10.7	11/30/2020

10.8+	Confirmatory Offer Letter between the Registrant and Omead Ostadan, dated November 30, 2020.	S-1/A	333-250035	10.8	11/30/2020

10.9+	Confirmatory Offer Letter between the Registrant and David Horn, dated November 30, 2020.	S-1/A	333-250035	10.9	11/30/2020

10.10+	CEO Change in Control and Severance Agreement between the Registrant and Dr. Omid Farokhzad, dated November 30, 2020.	S-1/A	333-250035	10.10	11/30/2020

10.11+	Executive Incentive Compensation Plan.	S-1/A	333-250035	10.11	11/30/2020

10.12+	Outside Director Compensation Policy	10-Q	001-39747	10.1	8/12/2021

10.13#	Umbrella Development & Supply Agreement between the Registrant and Hamilton Company, dated March 9, 2020.	S-1	333-250035	10.14	11/12/2020

10.14#	Exclusive Patent License Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated December 18, 2017.	S-1	333-250035	10.15	11/12/2020

10.15	Class A Common Stock Purchase Agreement by and among the Registrant, Fidelity Management & Research Company LLC, SoftBank, certain funds and accounts advised by T. Rowe Price Associates, Inc. and aMoon Fund, dated as of November 12, 2020.	S-1	333-250035	10.15	11/12/2020

10.16	Leave of Absence Agreement between Omead Ostadan and the Company effective October 7, 2021.	8-K	001-39747	10.1	10/13/2021

10.17	Amended Confirmatory Employment Letter between the Company and Omead Ostadan, dated February 18, 2022.	8-K	001-39747	10.1	2/18/2022

21.1	List of Subsidiaries of the Registrant.	S-1	333-252395	21.1	1/25/2021

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.				*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
__________
+       Indicates management contract or compensatory plan.
† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
# Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.
* Filed herewith

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 1, 2022

SEER, INC.

By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Omid Farokhzad, M.D.	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 1, 2022
Omid Farokhzad, M.D.

/s/ David R. Horn	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 1, 2022
David R. Horn

/s/ David Halla	Lead Independent Director	March 1, 2022
David Hallal

/s/ Catherine Friedman	Director	March 1, 2022
Catherine Friedman

/s/ Meeta Gulyani	Director	March 1, 2022
Meeta Gulyani

/s/ Rachel Haruwitzm Ph.D.	Director	March 1, 2022
Rachel Haurwitz, Ph.D.

/s/ Robert Langer, Sc.D.	Director	March 1, 2022
Robert Langer, Sc.D.

/s/ Terrance McGuire	Director	March 1, 2022
Terrance McGuire

/s/ Deep Nishar	Director	March 1, 2022
Deep Nishar

/s/ Omead Ostadan	Director	March 1, 2022
Omead Ostadan

/s/ Mostafa Ronahi. Ph.D.	Director	March 1, 2022
Mostafa Ronaghi, Ph.D.