Form 10-Q
period 2022-03-31
Seer, Inc.
filed 2022-05-06
CIK 1726445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Large accelerated filer	☒	Accelerated filer	☐
		Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2022, the registrant had 58,396,964 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 shares of Class B common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
SEER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$225,334	$232,813
Short-term investments	219,892	167,261
Accounts receivable, net	2,793	2,495
Related party receivables	1,126	1,283
Other receivables	540	366
Inventory	3,550	4,145
Prepaid expenses and other current assets	4,221	3,336
Total current assets	457,456	411,699
Long-term investments	26,550	93,186
Operating lease right-of-use assets	28,411	20,142
Property and equipment, net	13,654	13,087
Restricted cash	524	524
Other assets	490	501
Total assets	$527,085	$539,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,291	$3,789
Accrued expenses	6,377	8,394
Deferred revenue	394	376
Operating lease liabilities, current	1,090	864
Total current liabilities	11,152	13,423
Operating lease liabilities, net of current portion	29,134	22,459
Other noncurrent liabilities	341	341
Total liabilities	40,627	36,223
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of March 31, 2022 and December 31, 2021; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 58,237,703 and 57,493,005 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 4,055,190 and 4,522,478 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	638,860	629,981
Accumulated other comprehensive loss	(2,227)	(536)
Accumulated deficit	(150,176)	(126,530)
Total stockholders’ equity	486,458	502,916
Total liabilities and stockholders’ equity	$527,085	$539,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021

Revenue:
Product	$2,149	$—
Service	79	—
Related party	1,070	—
Grant and other	14	62
Total revenue	3,312	62
Cost of revenue:
Product	1,660	—
Service	14	—
Related party	394	—
Total cost of revenue	2,068	—
Gross profit	1,244	62
Operating expenses:
Research and development	10,732	6,227
Selling, general and administrative	14,298	10,333
Total operating expenses	25,030	16,560
Loss from operations	(23,786)	(16,498)
Other income (expense):
Interest income	144	69
Other expense	(4)	—
Total other income	140	69
Net loss	$(23,646)	$(16,429)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1,691)	(26)
Comprehensive loss	$(25,337)	$(16,455)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.27)
Weighted-average common shares outstanding, basic and diluted	62,003,504	59,887,842
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	62,015,483	$1	$629,981	$(126,530)	$(536)	$502,916
Issuance of Class A common stock from exercise of options and release of restricted stock units	283,251	—	773	—	—	773
Repurchase of Class A common stock	(5,841)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	44	—	—	44
Stock-based compensation	—	—	8,062	—	—	8,062
Other comprehensive loss	—	—	—	—	(1,691)	(1,691)
Net loss	—	—	—	(23,646)	—	(23,646)
Balance at March 31, 2022	62,292,893	$1	$638,860	$(150,176)	$(2,227)	$486,458
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	59,261,051	$1	$486,915	$(55,361)	$54	$431,609
Issuance of Class A common stock from exercise of options	399,174	—	171	—	—	171
Repurchase of Class A common stock	(876)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	44	—	—	44
Issuance of Class A common stock upon follow-on offering, net of issuance costs of $7,591	1,650,000	—	102,959	—	—	102,959
Return of profit	—	—	11,403	—	—	11,403
Stock-based compensation	—	—	6,039	—	—	6,039
Other comprehensive loss	—	—	—	—	(26)	(26)
Net loss	—	—	—	(16,429)	—	(16,429)
Balance at March 31, 2021	61,309,349	$1	$607,531	$(71,790)	$28	$535,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(23,646)	$(16,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,062	6,039
Depreciation and amortization	875	482
Net amortization of premium on available-for-sale securities	314	152
Non-cash operating lease expense	551	78
Changes in operating assets and liabilities:
Accounts receivable, net	(298)	—
Related party receivables	157	(2)
Other receivables	(174)	(249)
Prepaid expenses and other current assets	(2,850)	(2,589)
Inventory	300	(990)
Other assets	11	30
Accounts payable	(479)	(234)
Deferred revenue	18	6
Accrued expenses	(2,038)	(990)
Operating lease liabilities	46	(93)
Other noncurrent liabilities	—	(83)
Net cash used in operating activities	(19,151)	(14,872)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,080)	(838)
Purchase of available-for-sale securities	—	(30,279)
Proceeds from maturities of available-for-sale securities	12,000	43,000
Net cash provided by investing activities	10,920	11,883
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	—	103,595
Proceeds from return of profit	—	11,403
Repurchase of Class A common stock	(21)	(2)
Proceeds from exercise of Class A common stock options including early exercised options	773	171
Net cash provided by financing activities	752	115,167
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,479)	112,178
Cash, cash equivalents and restricted cash, beginning of period	233,337	333,928
Cash, cash equivalents and restricted cash, end of period	$225,858	$446,106

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases included in accounts payable	$204	$9
Property and equipment purchases included in accrued expenses	$183	$49
Lease liability obtained in exchange for right-of-use assets	$6,855	$7,823
Offering costs in accounts payable	$—	$158
Offering costs in accrued expenses	$—	$478

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
Liquidity
As of March 31, 2022, the Company has incurred significant losses and has had negative cash flows from operations. As of March 31, 2022, the Company had cash, cash equivalents and investments of $471.8 million and an accumulated deficit of $150.2 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents balance as of March 31, 2022 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements of the Company at that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
The Company has also made certain presentation changes to retroactively adjust for the effects of Accounting Standards Codification No. 842, Leases (“ASC 842”), the adoption of which was disclosed in our Annual Report on

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Form 10-K filed on March 1, 2022, with an adoption effective date of January 1, 2021, using the modified retrospective method. The following table shows the affected line items within the unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Adjusted

Cash flows from operating activities:
Non-cash operating lease expense	$—	$78	$78
Deferred rent	(15)	15	—
Operating lease liabilities	—	(93)	(93)
Net cash used in operating activities	$(14,872)	$—	$(14,872)

Supplemental disclosure of non-cash activities:
Lease liability obtained in exchange for right-of-use assets	$—	$7,823	$7,823
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
Impact of the COVID-19 Pandemic
As a result of the COVID-19 pandemic (COVID-19), the Company’s operations experienced disruptions and restrictions on employees’ ability to work and on the hiring of additional personnel, particularly as it relates to the Company’s phased commercial release. The Company’s personnel has experienced delays in accessing customers in certain countries with strict COVID-19 policies to provide installation and training services. Continued disruptions from COVID-19 could harm the Company’s operations and the Company cannot anticipate all the ways in which it could be adversely impacted by health epidemics such as COVID-19. The Company continues to monitor and assess the effects of the COVID-19 pandemic on its business, financial condition, results of operations and cash flows.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2022 and December 31, 2021, all amounts recorded as cash and cash equivalents consist of money market funds and are stated at fair value.
Restricted cash as of March 31, 2022 and December 31, 2021 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2022	2021

Cash and cash equivalents	$225,334	$232,813
Restricted cash	524	524
Total cash and cash equivalents and restricted cash	$225,858	$233,337
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified risk of default. General allowance amounts are established based upon an assessment of expected credit losses for the Company’s receivables by aging category. Balances are written off when they are ultimately determined to be uncollectible. There was no allowance for credit losses related to accounts receivable as of March 31, 2022 and December 31, 2021.
As of March 31, 2022, there were two customers that represented 29% and 18% of the total accounts receivable balance, including related party receivables. As of December 31, 2021, there were three customers that represented 34%, 23%, and 19% of the total accounts receivable balance, including related party receivables.
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
The Company elected the practical expedient to account for shipping and handling activities that occur after the customer has obtained control as a fulfillment activity and not a separate performance obligation. The Company

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
expenses the incremental costs of obtaining a contract as and when incurred if the expected amortization period is one year or less or the amount is immaterial. The Company excludes from the transaction price all taxes assessed by a governmental authority on revenue-producing transactions that are collected by the Company from a customer.
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
Income Taxes
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the period incurred and requires amortization over five years or fifteen years pursuant to Internal Revenue Code Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, there is no assurance that the requirement to amortize will be repealed or otherwise modified. The Company is currently assessing the impact of this provision but does not expect it to have a material impact on its financial position, results of operations or cash flows in 2022.
Recently Adopted Accounting Pronouncements
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (ASC Topic 832): Disclosures by Business Entities about Government Assistance. This standard requires annual disclosures that increase the transparency of transactions involving government grants, including the type of transactions, the accounting for those transactions and the effect of those transactions on an entity’s financial statements. The Company adopted this standard as of January 1, 2022, which did not have a material impact on its financial statements as of the adoption date.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
3.FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

		March 31, 2022
		Level 1	Level 2	Level 3	Total
Assets:	Classification:
Money market funds	Cash and cash equivalents	$225,334	$—	$—	$225,334
U.S. Treasury securities	Investments	—	246,442	—	246,442
Total assets measured at fair value		$225,334	$246,442	$—	$471,776

		December 31, 2021
		Level 1	Level 2	Level 3	Total
Assets:	Classification:
Money market funds	Cash and cash equivalents	$232,813	$—	$—	$232,813
U.S. Treasury securities	Investments	—	260,447	—	260,447
Total assets measured at fair value		$232,813	$260,447	$—	$493,260

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
The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	March 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Money market funds	$225,334	$—	$—	$225,334
U.S. Treasury securities	248,669	—	(2,227)	246,442
Total	$474,003	$—	$(2,227)	$471,776

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Money market funds	$232,813	$—	$—	$232,813
U.S. Treasury securities	260,983	—	(536)	260,447
Total	$493,796	$—	$(536)	$493,260
As of March 31, 2022 and December 31, 2021, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. No investments have been in a continuous unrealized loss position for 12 months or longer. The Company believes it is more likely than not that investments in an

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of March 31, 2022, $26.6 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of March 31, 2022 and December 31, 2021, the Company recorded $0.5 million and $0.3 million of accrued interest, respectively, related to its available-for-sale investments as a component of other receivables on the condensed consolidated balance sheets.
4.OTHER FINANCIAL STATEMENT INFORMATION
Inventory
Inventory consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$1,866	$1,836
Work-in-progress	360	221
Finished goods	1,324	2,088
Total inventory	$3,550	$4,145

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$14,788	$13,823
Computer equipment and software	554	461
Furniture and fixtures	572	478
Leasehold improvements	3,122	2,449
Construction-in-progress	259	784
Property and equipment	19,295	17,995
Less: accumulated depreciation and amortization	(5,641)	(4,908)
Total property and equipment, net	$13,654	$13,087
Depreciation and amortization expense related to property and equipment was $0.9 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued compensation	$3,045	$4,730
Accrued professional services	398	388
Other	2,934	3,276
Total accrued expenses	$6,377	$8,394

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5.REVENUE AND DEFERRED REVENUE
Product revenue consists of an instrument with embedded software essential to the instrument’s functionality, consumables and platform evaluation agreements. Service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer. Related party revenue is comprised of both the sale of products and services performed for PrognomIQ, as further discussed in Note 9. Grant revenues consist of services performed specifically for the reimbursement of research-related expenses.
Product Revenue
For the three months ended March 31, 2022 and 2021, the Company recognized $2.1 million and $0 of product revenue to non-related customers. As of March 31, 2022 and December 31, 2021, the Company recorded $0.4 million and $0.4 million of deferred revenue related to product sales.
Service Revenue
For the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million and $0 of service revenue to non-related customers. As of March 31, 2022, there was $0 of deferred service revenue.
Deferred revenue activity for the period ended March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Balance, beginning of period	$376	$250
Additions	167	376
Revenue recognized	(149)	(250)
Balance, end of period	$394	$376
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. The Company expects to recognize substantially all of the remaining transaction price in the next 12 months.
As of March 31, 2022, 25% of our total revenue was generated outside of the United States, primarily from countries in Asia. As of March 31, 2021, no revenues were generated outside of the United States.
For the three months ended March 31, 2022, one customer accounted for 32% of the Company’s total revenue. For the three months ended March 31, 2021, total revenue was immaterial.
Grant and Other Revenue
In August 2019, the Company received a notice of a Small Business Innovation Research grant award from the National Institutes of Health, which will provide funding of approximately $1.1 million to the Company for its development of research applications. In June 2020, the Company received a notice that additional grant consideration of $0.9 million would be awarded. During the three months ended March 31, 2022 and 2021, the Company recognized grant revenue of $14,000 and $62,000, respectively, with respect to the award.
6.CAPITAL STOCK AND STOCKHOLDERS’ EQUITY
As of March 31, 2022, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Common Stock
Common stock issued and outstanding is as follows:

	March 31,	December 31,
	2022	2021

Class A common stock	58,237,703	57,493,005
Class B common stock	4,055,190	4,522,478
Total common stock issued and outstanding	62,292,893	62,015,483
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
Common stock issued and outstanding on the condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders' equity includes shares related to early exercised options and restricted stock that are subject to repurchase.
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
7.EQUITY INCENTIVE PLANS
As of March 31, 2022, there are 11,400,396 shares of Class A common stock reserved for issuance under the 2020 Equity Incentive Plan, of which 5,009,917 shares are available for issuance in connection with grants of future awards.
Stock Options
Stock option activity for the three months ended March 31, 2022 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2021	9,832,924	$12.49
Options granted	1,947,230	16.90
Options exercised	(194,207)	3.98
Options cancelled and forfeited	(25,943)	29.94
Balance at March 31, 2022	11,560,004	$13.34
Vested and exercisable, March 31, 2022	3,732,802	$8.43
Restricted Stock Awards
Certain stock options granted provide stock option holders the right to exercise unvested stock options in exchange for restricted shares of Class A common stock. The Company has also issued restricted shares of Class A common stock to employees and directors. There were 125,231 shares and 174,300 shares of restricted stock that were unvested and subject to repurchase as of March 31, 2022 and December 31, 2021, respectively.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Restricted Stock Units
RSU activity for the three months ended March 31, 2022 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	740,366	$26.49
Granted	1,310,465	16.55
Vested	(89,044)	38.40
Cancelled	(2,745)	28.54
Balance at March 31, 2022	1,959,042	$19.30

Employee Stock Purchase Plan
A total of 1,195,327 shares of Class A common stock are reserved for issuance under the 2020 Employee Stock Purchase Plan (ESPP) as of March 31, 2022. During the three months ended March 31, 2022 and 2021, no shares of Class A common stock were issued under the ESPP.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation recognized in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$208	$—
Research and development	2,001	1,492
Selling, general and administrative	5,853	4,547
Total stock-based compensation	$8,062	$6,039
In February 2022, in connection with a leave of absence taken by one of our executives, a total of 1,330,892 share-based awards were modified to extend the overall term and change the timing of the vesting of the awards. The total incremental stock-based compensation associated with the modification is $0.9 million, which will be recognized over the next eight years.
8.COMMITMENTS AND CONTINGENCIES
Facility Lease Agreement
The Company leases office and laboratory space in Redwood City, California with a lease term that is set to end on September 30, 2032. The Company has an option to renew for an additional five-year term at then-current market rates, which is not reasonably certain of being exercised. The lease of additional office and laboratory space pursuant to an amendment entered into in June 2020 commenced in February 2022 and the Company recorded a right-of-use asset of $8.8 million and lease liability of $6.9 million as of the commencement of the lease. This lease liability is based on the present value of lease payments over the lease term, which was estimated using an incremental borrowing rate of 7.4% based on information available at the commencement date. In connection with the leased space, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of March 31, 2022 and December 31, 2021, respectively, which is secured by restricted cash that is classified as noncurrent at each date based on the term of the underlying lease.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
During the period from June 2020 through May 2021, the Company was provided with temporary space. The Company was not required to pay additional rent for the temporary space, but was required to pay property taxes, insurance and normal maintenance costs with respect to the temporary space.
As of March 31, 2022, the remaining weighted-average lease term was 10.5 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 6.2%.
The components of lease costs related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$813	$185
Variable lease costs	194	133
Short-term lease costs	69	3
Total lease costs	$1,076	$321
Variable lease costs are primarily comprised of common area maintenance and include costs associated with the temporary space.

As of March 31, 2022, future minimum commitments under the Company’s non-cancelable facility operating lease are as follows:

Years ending December 31,	(in thousands)
2022 (remaining nine months)	$2,005
2023	3,633
2024	3,738
2025	3,846
2026	3,957
Thereafter	25,137
Total undiscounted future minimum lease payments	42,316
Present value adjustment for minimum lease commitments	(11,836)
Tenant improvement receivable	(256)
Total operating lease liabilities	$30,224
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $5.7 million and $5.5 million as of March 31, 2022 and December 31, 2021, respectively.
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2022 and December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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
PrognomIQ constitutes a related party and, as of March 31, 2022 and December 31, 2021, the Company recorded $1.1 million and $1.3 million in related party receivables, respectively, on the condensed consolidated balance sheets representing amounts due from product sales and services and for general transition services and support provided. Revenue received from PrognomIQ is recorded as related party revenue on the condensed consolidated statements of operations and comprehensive loss and is comprised of the sale of instruments and consumables, and services performed.
10.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(23,646)	$(16,429)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	62,003,504	59,887,842
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.27)

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2022	2021
Class A common stock options issued and outstanding	11,560,004	9,839,354
Restricted common stock subject to future vesting	125,231	652,418
Restricted stock units	1,959,042	689,484
Total	13,644,277	11,181,256

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
We are broadly commercializing the Proteograph Product Suite through a direct sales channel in the United States, and through both direct and distributor sales channels in regions outside the United States. Given our recent launch of broad release commercialization, we have built, and will continue to build, sales, marketing, support and product distribution capabilities. We will continue to build the necessary infrastructure for these activities in the United States, European Union, the United Kingdom, and other countries and regions, including Asia-Pacific, as we execute on our broad release commercialization strategy for the Proteograph.
We leverage well-established unit operations to formulate and manufacture our NPs at our facilities in Redwood City, California. We procure certain components of our consumables from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing our proprietary engineered NPs. We are currently manufacturing using our pilot line and building out our manufacturing capabilities as we enter the broad release phase of commercialization. We obtain some of the reagents and components used in the Proteograph workflow from third-party suppliers. While some of these reagents and components are sourced from a single supplier, these products are readily available from numerous suppliers. While we perform some filling and packaging of the Proteograph assay and the related consumables, in the future, we may have our filling and packaging outsourced to a third-party. We conduct vendor and component qualification for components provided by third-party suppliers and quality control tests on our NPs.
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
During the three months ended March 31, 2022 and 2021, we incurred a net loss of $23.6 million and $16.4 million, respectively, and used $19.2 million and $14.9 million of cash in operations, respectively. As of March 31, 2022, we had an accumulated deficit of $150.2 million and cash and cash equivalents, and investments of $471.8 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future.
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
Research and Development Expenses
Research and development, or R&D, expenses include cost associated with performing services under research and development service contracts and research and development of our technology and product candidates. R&D expenses consist primarily of employee compensation, including stock-based compensation, and related employee benefits, laboratory supplies used for in-house research, consulting costs and allocated overhead, including rent, depreciation, information technology and utilities.
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
Interest Income
Interest income consists of interest earned on cash and cash equivalents and investments.

Results of Operations
Comparisons of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Product	$2,149	$—	$2,149	*
Service	79	—	79	*
Related party	1,070	—	1,070	*
Grant and other	14	62	(48)	(77)%
Total revenue	3,312	62	3,250	5242%
Cost of revenue:
Product	1,660	—	1,660	*
Service	14	—	14	*
Related party	394	—	394	*
Total cost of revenue	2,068	—	2,068	*
Gross profit	1,244	62	1,182	1906%
Operating expenses:
Research and development	10,732	6,227	4,505	72%
Selling, general and administrative	14,298	10,333	3,965	38%
Total operating expenses	25,030	16,560	8,470	51%
Loss from operations	(23,786)	(16,498)	(7,288)	44%
Other income (expense):
Interest income	144	69	75	109%
Interest expense	—	—	—	*
Other expense	(4)	—	(4)	*
Total other income	140	69	71	103%
Net loss	$(23,646)	$(16,429)	$(7,217)	44%
* Not meaningful
Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$3,312	$62	$3,250	5242%
Revenue increased by $3.3 million, or 5242%, from $0.1 million during the three months ended March 31, 2021 to $3.3 million during the three months ended March 31, 2022, due to sales of products related to the Proteograph Product Suite in the three months ended March 31, 2022. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument, consumable kits and platform evaluations, of which $1.1 million was attributed to related parties. Revenue related to our grant-funded activities related to our Small Business Innovation Research (SBIR) grant from the National Institutes of Health Grant (NIH) decreased between the two periods by $48,000.

Cost of Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$2,068	$—	$2,068	*
Cost of revenue for the three months ended March 31, 2022 was $2.1 million compared to $0 for the three months ended March 31, 2021, primarily due to sales of the Proteograph Product Suite. Cost of revenue related to the Proteograph Product Suite consist of costs of the SP100 instrument, consumable kits and other related costs, including labor and overhead.
Research and Development

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$10,732	$6,227	$4,505	72%
R&D expenses increased by $4.5 million, or 72%, from $6.2 million during the three months ended March 31, 2021 to $10.7 million during the three months ended March 31, 2022. The increase was primarily due to an increase in product development efforts related to the Proteograph Product Suite, including $2.6 million in employee compensation costs and other related expenses, including stock-based compensation, due to growth in research and development personnel and $1.9 million related to the expansion of facilities and maintenance and depreciation of laboratory equipment.
Selling, General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$14,298	$10,333	$3,965	38%
Selling, general and administrative expenses increased by $4.0 million, or 38%, from $10.3 million during the three months ended March 31, 2021 to $14.3 million during the three months ended March 31, 2022, primarily due to a $1.1 million increase in employee compensation and other related expenses, and a $1.3 million stock-based compensation increase. Other increases are attributable to costs related to being a publicly traded company, including a $1.5 million increase in professional and consulting fees related to accounting and audit services, and a $0.2 million increase in travel expenses.
Total Other Income

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Total other income	$140	$69	$71	103%
Total other income increased by $0.1 million, or 103%, from $0.1 million during the three months ended March 31, 2021 to $0.1 million during the three months ended March 31, 2022. The increase was due to higher amounts of cash invested in money market funds and U.S. Treasury securities during the three months ended March 31, 2022.

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
Our operating lease obligations reflect our lease obligations for our headquarters facility in Redwood City, California. In June 2020, we amended the lease agreement for this facility to expand the office and laboratory space covered by the lease, extend the lease through September 2032, and increase the annual base rent for the expanded premises. Upon occupancy of the expansion facility, which occurred in the first quarter of 2022, the annual base rent will be $0.9 million in the first twelve months of the lease term (subject to an abatement period of nine months), and increases on an annual basis to $1.2 million in the final twelve months of the lease term. The amendment also provides for tenant incentives in the amount of $2.4 million.
In April 2021, we entered into a lease amendment for this facility to further expand the office and laboratory space for an approximate term of eleven years. Payments associated with this operating lease agreement will result in additional operating lease obligations not included in the above paragraph of approximately $293,000 per month plus operating expenses.
We have certain purchase commitments related to our inventory management with certain manufacturing suppliers wherein we are required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $5.7 million as of March 31, 2022.
We take a long-term view in growing and scaling our business and regularly review opportunities that meet our long-term growth objectives. Our future capital requirements will depend on many factors including our revenue growth rate, investments in continued commercialization efforts, acquisitions of complementary or enhancing technologies or businesses, including intellectual property rights, the impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and international activities and the extent and magnitude of our ongoing research and development programs.
We believe that our existing cash and cash equivalents and investments will be sufficient to meet our anticipated cash requirements for more than 12 months from the date of this Quarterly Report on Form 10-Q. If our available cash and cash equivalents and investments and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, we may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(19,151)	$(14,872)
Net cash provided by investing activities	10,920	11,883
Net cash provided by financing activities	752	115,167
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,479)	$112,178
Operating Activities
During the three months ended March 31, 2022, cash used in operating activities was $19.2 million, which was attributable to a net loss of ($23.6) million and a net change in our net operating assets and liabilities of ($5.3) million, partially offset by non-cash charges of $9.8 million. Non-cash charges primarily consisted of $8.1 million in stock-based compensation, $0.9 million of depreciation, amortization and $0.3 million of net amortization of premiums on available-for-sales securities and $0.5 million of non-cash operating lease expense.The change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $0.3 million, an increase in prepaid expenses and other current assets of $2.9 million, and an increase of ($2.0) million in accrued expenses related to employee compensation.
During the three months ended March 31, 2021, cash used in operating activities was $14.9 million. which was attributable to a net loss of ($16.4) million and a net change in our net operating assets and liabilities of ($5.1) million, partially offset by non-cash charges of $6.7 million. Non-cash charges primarily consisted of $6.0 million in stock-based compensation, $0.5 million of depreciation and amortization and $0.2 million of net amortization of premiums on available-for-sales securities. The change in our net operating assets and liabilities was primarily due to a decrease in accrued liabilities related to employee compensation of $1.0 million, increases in inventory levels of $1.0 million and increases of $2.6 million in prepaid expenses related to being a publicly traded company, such as insurance.
Investing Activities
During the three months ended March 31, 2022, cash provided by investing activities was $10.9 million, which related to purchases of available-for-sale securities, net of proceeds from maturities of $12.0 million, offset by ($1.1) million in payments primarily for laboratory equipment.
During the three months ended March 31, 2021, cash provided by investing activities was $11.9 million, which related to purchases of available-for-sale securities, net of proceeds from maturities of $12.7 million, offset by ($0.8) million in payments primarily for laboratory equipment.
Financing Activities
During the three months ended March 31, 2022, cash provided by financing activities was $773,000. This was attributable to net proceeds from the exercise of stock options.
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
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have exposure to interest rate risk that relates to our cash, cash equivalents, and investments held in money market funds and U.S. Treasury securities. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and investments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•if we are unable to identify and recruit qualified employees, and retain or maintain our employee base, it may adversely impact our business and operations; and
•if we fail to maintain an effective system of internal controls, or otherwise fail to comply with the Sarbanes-Oxley Act of 2002 now that we are a large accelerated filer, we may not be able to accurately and timely report our financial results, which may adversely affect our business and investor confidence in us and, as a result, the value of our Class A common stock.
Risks Related to Our Business and Industry
We are an early-stage life sciences technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.
We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $23.6 million and $16.4 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $150.2 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite, including sales and marketing, manufacturing and operations costs, and research and development efforts for products. These efforts may prove more costly than we currently anticipate. While we have generated product revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
The size of the markets for the Proteograph Product Suite may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.
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
If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing the Proteograph Product Suite.
We have limited experience as a company in sales and marketing and our ability to successfully commercialize depends on our being able to attract customers for the Proteograph Product Suite. Although members of our management team have considerable industry experience, we need to expand our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise during the broad commercial release of the Proteograph Product Suite. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:
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
Even if the Proteograph Product Suite is broadly commercialized and achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products, our revenues and our prospects could be harmed.
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
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay our receipt of instruments, components and supplies from the third parties we rely on to, among other things, produce our SP100 automation instrument and NPs. For instance, “stay-at-home” orders in California, and specifically San Mateo County where our headquarters is located, that require businesses to implement certain social distancing protocols and other written health and safety plans and measures and which could affect productivity and morale, could be reinstated. We have continued to operate within the rules applicable to our business; however, the imposition of new or extended governmental mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. For onsite work in our Redwood City and San Diego offices, we continue to require proof of vaccination and adherence to our testing protocols, which may change from time to time. The COVID-19 pandemic and a skilled labor shortage in general have also had an effect on our ability to attract, recruit and interview candidates at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans and our commercial plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations, and policies.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. Developing and commercializing the Proteograph Product Suite will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution, quality assurance and other personnel. In addition, we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. Our ability to successfully manage our expected growth is uncertain given the fact that we have been in operation only since 2017. As our organization continues to grow, we will be required to implement more complex organizational management structures, and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.
We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals.
Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Omid Farokhzad, one of our founders and our Chief Executive Officer; Omead Ostadan, our President and Chief Operating Officer; and David Horn, our Chief Financial Officer, is critical to our vision, strategic direction, product development and commercialization efforts. On November 20, 2021, Mr. Ostadan took a leave of absence as an officer of the Company for personal reasons lasting approximately three months. Mr.

Ostadan returned on a part-time basis as the Company’s President on February 28, 2022 and his part-time status is expected to last approximately ten months for ongoing personal reasons. The departure of one or more of our executive officers, senior management team members, or other key employees could be disruptive to our business until we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.
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
Our sales have been concentrated in a small number of customers.
During the initial stages of our broad release phase of our commercialization plan, our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomIQ, Inc. For the three months ended March 31, 2022, PrognomIQ, Inc. accounted for 32% of our revenue. If one or more customers, including PrognomIQ, Inc., terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 9 - PrognomIQ, Inc. to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomIQ, Inc.
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
We rely on single suppliers for some of the components of the Proteograph Product Suite, including a single contract manufacturer to manufacture and supply our instruments. If these suppliers or manufacturers should fail or not perform satisfactorily, our ability to meet demand and supply the Proteograph Product Suite would be adversely affected.
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
If we do not successfully deploy and implement enhancements of the Proteograph Analysis Suite, our commercialization efforts and therefore business and results of operations could suffer.
The success of the Proteograph Product Suite depends, in part, on our ability to design and deploy the Proteograph Analysis Suite and subsequent enhancements in a manner that enables the integration with our potential customers’ systems and accommodates our customers’ needs. Without the Proteograph Analysis Suite, quality control of the workflow and data analysis is less accessible and robust and it may be difficult for our customers to understand and evaluate the quality of their results.
We have and will continue to spend significant amounts of effort continuing to develop the Proteograph Analysis Suite and potential enhanced versions over time, to meet our customers’ and potential customers’ evolving needs. There is no assurance that the development or deployment of the Proteograph Analysis Suite, or any potential enhancements, will be compelling to our customers. In addition, we may experience delays in our release dates of the Proteograph Analysis Suite or any enhancements, and there can be no assurance that the Proteograph Analysis Suite or any enhancements will be released according to schedule. If our software development and deployment plan, which may include participation from third party vendors and licensors, does not accurately anticipate customer demands, or if we fail to develop the Proteograph Analysis Suite in a manner that satisfies customer preferences in a timely and cost-effective manner, the Proteograph Product Suite may fail to gain market acceptance. The occurrence of any one or more of the foregoing could negatively affect our business, financial condition, and results of operations.
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
We face significant competition in the life sciences technology market. We currently compete with life sciences technology and the diagnostic companies that are supplying components, products and services that serve customers engaged in proteomics analysis. These companies include Agilent Technologies, Bruker Corporation, Danaher, DiaSorin, and Thermo Fisher Scientific. We also compete with a number of companies that have developed, or are developing, proteomic products and solutions, such as Nautilus Biotechnology, Olink Proteomics, Quanterix, Quantum-Si and SomaLogic.
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
Based on our current plans, we believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash flow requirements for at least twelve months from the date of this Quarterly Report. If our available cash resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products or the realization of other risks described in this

Quarterly Report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing.
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
In August 2020, we transferred certain assets to PrognomIQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. As of March 31, 2022, we held approximately 15% of the outstanding capital stock of PrognomIQ. We may not realize the potential benefits of forming PrognomIQ for a variety of reasons, including:
•PrognomIQ may be unable to successfully develop viable testing products;
•PrognomIQ’s business may not help demonstrate the value of the Proteograph;
•an inability to reach agreement with PrognomIQ on future commercial arrangements;
•although PrognomIQ accounted for 32% of our revenue during the three months ended March 31, 2022, it may not continue to be a meaningful customer of ours;
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. In addition, any testing by us conducted in connection with Section 404(a) of SOX or any subsequent testing by our independent registered public accounting firm in connection with Section 404(b) of SOX, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We are also required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Remediation of previous material weaknesses may not be effective or prevent any future deficiency in our internal control over financial reporting. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock.
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
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, we have a limited operating history. For example, in connection with the implementation of the new revenue accounting standard for product sales, management makes judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the new standard. If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
In August 2020, the Department of Health and Human Services, or HHS, announced rescission of guidances and other informal issuances of FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement, stating that HHS does not have a policy on LDTs that is separate from FDA's longstanding approach.
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
We may rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary and confidential information, including parts of the Proteograph Product Suite, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel between academia and industry.
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
We are, and may in the future become, a party to license agreements that grant us rights to use certain intellectual property, including patents and patent applications, typically in certain specified fields of use. Currently, we rely on an in-license from The Brigham and Women’s Hospital, Inc. (BWH), for patents, for example, relating to methods of using nanoparticles to measure the proteome, including the methods used in the Proteograph Product Suite and may in the future rely on licenses from other third parties with respect to our products, including the Proteograph Product Suite, or other technology. Our rights to use licensed technology in our business are subject to the continuation of and compliance with the terms of the BWH license and any licenses we may enter into in the future. Some of these licensed rights provide us with freedom to operate for aspects of our products and technologies. As a result, any termination of this license could result in the loss of significant rights and could harm our ability to develop, manufacture and commercialize our products, including the Proteograph Product Suite. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. For instance, under our license agreement with BWH, we currently in-license a patent family which includes methods used in the Proteograph Product Suite, and to the extent any additional intellectual property developed by BWH that are not included in such licensed patent families are necessary or useful for the Proteograph Product Suite or any other product or technology, we would need to negotiate for additional licenses to such additional intellectual property. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operation or prospects.
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
If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights necessary for developing and protecting our technologies and products, including the Proteograph Product Suite, or we could lose certain rights to grant sublicenses.
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
The market price of our Class A common stock has been and may continue to be volatile.
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
Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of April 30, 2022, the holders of our Class B common stock hold in the aggregate 40.9% of the voting power of our capital stock.
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
Item 2. Unregistered Sales of Equity Securities
None during the three months ended March 31, 2022.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Amended and Restated 2020 Employee Stock Purchase Plan and related form agreements.				*

10.2+	Amended Confirmatory Offer Letter between the Registrant and Omead Ostadan, dated February 18, 2022.	8-K	001-39747	10.1	2/18/2022

10.3+	Offer Letter between the Registrant and Scott Thomas, dated March 2, 2022.	8-K	001-39747	10.1	3/18/2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________
+ Indicates management contract or compensatory plan.
† The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEER, INC.

Date: May 6, 2022	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: May 6, 2022	By:	/s/ David R. Horn
David R. Horn
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)