Form 10-Q
period 2022-06-30
Seer, Inc.
filed 2022-08-09
CIK 1726445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2022, the registrant had 58,566,537 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 shares of Class B common stock, $0.00001 par value per share, outstanding.

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
•our ability to successfully execute our broad release commercialization plan, including our ability to attract customers;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
SEER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$79,023	$232,813
Short-term investments	372,167	167,261
Accounts receivable, net	3,341	2,495
Related party receivables	843	1,283
Other receivables	998	366
Inventory	6,838	4,145
Prepaid expenses and other current assets	3,547	3,336
Total current assets	466,757	411,699
Long-term investments	4,915	93,186
Operating lease right-of-use assets	27,958	20,142
Property and equipment, net	15,350	13,087
Restricted cash	524	524
Other assets	796	501
Total assets	$516,300	$539,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,141	$3,789
Accrued expenses	9,142	8,394
Deferred revenue	429	376
Operating lease liabilities, current	1,115	864
Other current liabilities	197	—
Total current liabilities	15,024	13,423
Operating lease liabilities, net of current portion	28,910	22,459
Other noncurrent liabilities	323	341
Total liabilities	44,257	36,223
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of June 30, 2022 and December 31, 2021; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 58,565,210 and 57,493,005 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 4,044,969 and 4,522,478 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	648,146	629,981
Accumulated other comprehensive loss	(3,113)	(536)
Accumulated deficit	(172,991)	(126,530)
Total stockholders’ equity	472,043	502,916
Total liabilities and stockholders’ equity	$516,300	$539,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product	$2,406	$837	$4,555	$837
Service	57	—	137	—
Related party	1,108	380	2,178	380
Grant and other	50	117	64	179
Total revenue	3,621	1,334	6,934	1,396
Cost of revenue:
Product	1,643	504	3,303	504
Service	15	—	29	—
Related party	354	82	748	82
Total cost of revenue	2,012	586	4,080	586
Gross profit	1,609	748	2,854	810
Operating expenses:
Research and development	10,871	6,935	21,607	13,162
Selling, general and administrative	14,172	10,484	28,466	20,816
Total operating expenses	25,043	17,419	50,073	33,978
Loss from operations	(23,434)	(16,671)	(47,219)	(33,168)
Other income (expense):
Interest income	676	55	819	123
Other expense	(57)	—	(61)	—
Total other income	619	55	758	123
Net loss	$(22,815)	$(16,616)	$(46,461)	$(33,045)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(886)	(62)	(2,577)	(88)
Comprehensive loss	$(23,701)	$(16,678)	$(49,038)	$(33,133)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.27)	$(0.75)	$(0.55)
Weighted-average common shares outstanding, basic and diluted	62,376,571	60,841,657	62,191,068	60,367,433
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	62,015,483	$1	$629,981	$(126,530)	$(536)	$502,916
Issuance of Class A common stock from exercise of options and release of restricted stock units	283,251	—	773	—	—	773
Repurchase of Class A common stock	(5,841)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	44	—	—	44
Stock-based compensation	—	—	8,062	—	—	8,062
Other comprehensive loss	—	—	—	—	(1,691)	(1,691)
Net loss	—	—	—	(23,646)	—	(23,646)
Balance at March 31, 2022	62,292,893	1	638,860	(150,176)	(2,227)	486,458
Issuance of Class A common stock from exercise of options and release of restricted stock units	260,533	—	445	—	—	445
Issuance of common stock in connection with employee stock purchase plan	56,753	—	420	—	—	420
Vesting of early exercised stock options and restricted common stock	—	—	43	—	—	43
Stock-based compensation	—	—	8,378	—	—	8,378
Other comprehensive loss	—	—	—	—	(886)	(886)
Net loss	—	—	—	(22,815)	—	(22,815)
Balance at June 30, 2022	62,610,179	$1	$648,146	$(172,991)	$(3,113)	$472,043
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	59,261,051	$1	$486,915	$(55,361)	$54	$431,609
Issuance of Class A common stock from exercise of options	399,174	—	171	—	—	171
Repurchase of Class A common stock	(876)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	44	—	—	44
Issuance of Class A common stock upon follow-on offering, net of issuance costs of $7,591	1,650,000	—	102,959	—	—	102,959
Return of profit	—	—	11,403	—	—	11,403
Stock-based compensation	—	—	6,039	—	—	6,039
Other comprehensive loss	—	—	—	—	(26)	(26)
Net loss	—	—	—	(16,429)	—	(16,429)
Balance at March 31, 2021	61,309,349	1	607,531	(71,790)	28	535,770
Issuance of Class A common stock from exercise of options and release of restricted stock units	132,766	—	236	—	—	236
Repurchase of Class A common stock	(18,852)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	285	—	—	285
Stock-based compensation	—	—	6,431	—	—	6,431
Other comprehensive loss	—	—	—	—	(62)	(62)
Net loss	—	—	—	(16,616)	—	(16,616)
Balance at June 30, 2021	61,423,263	$1	$614,483	$(88,406)	$(34)	$526,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(46,461)	$(33,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,440	12,470
Depreciation and amortization	1,776	1,042
Net amortization of premium on available-for-sale securities	439	412
Non-cash operating lease expense	1,004	423
Changes in operating assets and liabilities:
Accounts receivable, net	(846)	(896)
Related party receivables	440	(340)
Other receivables	(632)	(177)
Prepaid expenses and other current assets	(2,176)	(2,601)
Inventory	(3,002)	(2,119)
Other assets	(295)	(16)
Accounts payable	530	(644)
Deferred revenue	53	195
Accrued expenses	(466)	335
Operating lease liabilities	(153)	(187)
Other current liabilities	197	—
Other noncurrent liabilities	1	(74)
Net cash used in operating activities	(33,151)	(25,222)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,606)	(2,943)
Purchase of available-for-sale securities	(143,651)	(129,320)
Proceeds from maturities of available-for-sale securities	24,000	80,000
Net cash used in investing activities	(122,257)	(52,263)
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	—	102,959
Proceeds from return of profit	—	11,403
Repurchase of Class A common stock	(20)	(13)
Proceeds from exercise of Class A common stock options including early exercised options	1,218	407
Proceeds from issuance of common stock in connection with employee stock purchase plan	420	—
Net cash provided by financing activities	1,618	114,756
Net increase (decrease) in cash, cash equivalents and restricted cash	(153,790)	37,271
Cash, cash equivalents and restricted cash, beginning of period	233,337	333,928
Cash, cash equivalents and restricted cash, end of period	$79,547	$371,199

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases included in accounts payable	$8	$246
Property and equipment purchases included in accrued expenses	$1,570	$361
Lease liability obtained in exchange for right-of-use assets	$6,855	$23,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Seer, Inc. (the Company) was incorporated in Delaware on March 16, 2017, and is headquartered in Redwood City, California, with wholly-owned subsidiaries in Massachusetts and the United Kingdom. The Company is a life sciences company focused on capturing deep molecular insights from the proteome to enable novel insights and breakthroughs in the understanding of biology and disease. Since inception, the Company has devoted its efforts principally to research, development and commercialization of its technology and products, recruiting management and technical staff, acquiring operating assets, and raising capital.
On May 25, 2022, the Company incorporated Seer Bio UK Limited, a wholly owned subsidiary under the laws of United Kingdom. There were no transactions during the period ended June 30, 2022.
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
Liquidity
As of June 30, 2022, the Company has incurred significant losses and has had negative cash flows from operations. As of June 30, 2022, the Company had cash and cash equivalents and short-term investments of $451.2 million and an accumulated deficit of $173.0 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of June 30, 2022 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company has issued shares of Class A common stock, herein referred to as “Class A common stock” or “Class A,” and Class B common stock, herein referred to as “Class B common stock” or “Class B,” and collectively as “common stock.” The unaudited condensed consolidated financial statements include the accounts of Seer, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
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

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company has also made certain presentation changes to retroactively adjust for the effects of Accounting Standards Codification No. 842, Leases (“ASC 842”), the adoption of which was disclosed in our Annual Report on Form 10-K filed on March 1, 2022, with an adoption effective date of January 1, 2021, using the modified retrospective method. The following table shows the affected line items within the unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Adjusted

Cash flows from operating activities:
Non-cash operating lease expense	$—	$423	$423
Prepaid expenses and other current assets	(2,756)	155	(2,601)
Deferred rent	391	(391)	—
Operating lease liabilities	—	(187)	(187)
Net cash used in operating activities	$(25,222)	$—	$(25,222)

Supplemental disclosure of non-cash activities:
Lease liability obtained in exchange for right-of-use assets	$—	$23,232	$23,232
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at fair value.
Restricted cash as of June 30, 2022 and December 31, 2021 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2022	2021

Cash and cash equivalents	$79,023	$232,813
Restricted cash	524	524
Total cash and cash equivalents and restricted cash	$79,547	$233,337
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified risk of default. General allowance amounts are established based upon an assessment of expected credit losses for the Company’s receivables by aging category. Balances are written off when they are ultimately determined to be uncollectible. There was no allowance for credit losses related to accounts receivable as of June 30, 2022 and December 31, 2021.
As of June 30, 2022, there were four customers that represented 20%, 12%, 10%, and 10% of the total accounts receivable balance, including related party receivables. As of December 31, 2021, there were three customers that represented 34%, 23%, and 19% of the total accounts receivable balance, including related party receivables.
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
Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon order for services, and payment is typically due within 30 or 60 days. Cash received from customers in advance of product shipment or providing services is recorded as a contract liability. The Company’s contracts with its customers generally do not include rights of return.
At times, the Company may enter into arrangements with payment terms which exceed one year from the transfer of control of the product or service. In such cases, the Company assesses whether the arrangement contains a significant financing component. If a significant financing component exists, the transaction price is adjusted for the financing portion of the arrangement, which is recorded as interest income over the payment term using the

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
effective interest method. The Company does not assess whether a significant financing component exists when, at contract inception, the period between the transfer of control to a customer and final payment is one year or less.
The Company elected the practical expedient to account for shipping and handling activities that occur after the customer has obtained control as a fulfillment activity and not a separate performance obligation. The Company expenses the incremental costs of obtaining a contract as and when incurred if the expected amortization period is one year or less or the amount is immaterial. The Company excludes from the transaction price all taxes assessed by a governmental authority on revenue-producing transactions that are collected by the Company from a customer.
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

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$56,320	$—	$—	$56,320
Commercial paper	—	9,486	—	9,486
Corporate debt securities	—	7,014	—	7,014
Total cash equivalents	56,320	16,500	—	72,820
Investments:
U.S. Treasury securities	—	262,605	—	262,605
Commercial paper	—	52,128	—	52,128
Corporate debt securities	—	62,349	—	62,349
Total investments	—	377,082	—	377,082
Total assets measured at fair value	$56,320	$393,582	$—	$449,902

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$232,813	$—	$—	$232,813
Total cash equivalents	232,813	—	—	232,813
Investments:
U.S. Treasury securities	—	260,447	—	260,447
Total investments	—	260,447	—	260,447
Total assets measured at fair value	$232,813	$260,447	$—	$493,260

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

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	June 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$56,320	$—	$—	$56,320
Commercial paper	9,488	—	(2)	9,486
Corporate debt securities	7,019	—	(5)	7,014
Total cash equivalents	72,827	—	(7)	72,820
Investments:
U.S. Treasury securities	265,396	—	(2,791)	262,605
Commercial paper	52,179	6	(57)	52,128
Corporate debt securities	62,613	—	(264)	62,349
Total investments	380,188	6	(3,112)	377,082
Total assets measured at fair value	$453,015	$6	$(3,119)	$449,902

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$232,813	$—	$—	$232,813
Total cash equivalents	232,813	—	—	232,813
Investments:
U.S. Treasury securities	260,983	—	(536)	260,447
Total investments	260,983	—	(536)	260,447
Total assets measured at fair value	$493,796	$—	$(536)	$493,260
As of June 30, 2022 and December 31, 2021, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. No investments have been in a continuous unrealized loss position for 12 months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of June 30, 2022, $4.9 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of June 30, 2022 and December 31, 2021, the Company recorded $0.6 million and $0.3 million of accrued interest, respectively, related to its available-for-sale investments as a component of other receivables on the condensed consolidated balance sheets.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
4.OTHER FINANCIAL STATEMENT INFORMATION
Inventory
Inventory consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$2,704	$1,836
Work-in-progress	341	221
Finished goods	3,793	2,088
Total inventory	$6,838	$4,145

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$17,217	$13,823
Computer equipment and software	575	461
Furniture and fixtures	572	478
Leasehold improvements	3,124	2,449
Construction-in-progress	338	784
Property and equipment	21,826	17,995
Less: accumulated depreciation and amortization	(6,476)	(4,908)
Total property and equipment, net	$15,350	$13,087
Depreciation and amortization expense related to property and equipment was $0.9 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense related to property and equipment was $1.8 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued compensation	$4,381	$4,730
Accrued professional services	260	388
Accrued property and equipment	1,570	269
Accrued taxes	336	457
Other	2,595	2,550
Total accrued expenses	$9,142	$8,394
5.REVENUE AND DEFERRED REVENUE
Product revenue consists of an instrument with embedded software essential to the instrument’s functionality, consumables and platform evaluation agreements. Service revenue primarily consists of revenue received from the

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
generation and analysis of proteomic data on behalf of the customer. Related party revenue is comprised of both the sale of products and services performed for PrognomIQ, as further discussed in Note 9. Grant revenues consist of services performed specifically for the reimbursement of research-related expenses.
Product Revenue
For the three and six months ended June 30, 2022, the Company recognized $2.4 million and $4.6 million of product revenue to non-related customers, respectively. For the three and six months ended June 30, 2021, the Company recognized $0.8 million of product revenue to non-related customers.
As of June 30, 2022 and December 31, 2021, the Company recorded $0.1 million and $0.4 million of deferred revenue related to product sales, respectively.
Service Revenue
For the three and six months ended June 30, 2022, the Company recognized $0.1 million and $0.1 million of service revenue to non-related customers, respectively.
As of June 30, 2022 and December 31, 2021, the Company recorded $0.3 million and $0 of deferred service revenue, respectively.
Deferred revenue activity for the period ended June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Balance, beginning of period	$376	$250
Additions	315	376
Revenue recognized	(262)	(250)
Balance, end of period	$429	$376
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. As of June 30, 2022, $5.2 million of revenue is expected to be recognized from the remaining performance obligations over the next 24 months.
For the three and six months ended June 30, 2022, 33% and 29% of our total revenue, respectively, were generated outside of the United States, primarily from countries in Asia. For the three and six months ended June 30, 2021, 28% and 27% of our total revenue, respectively, were generated outside of the United States, primarily in Asia.
For the three months ended June 30, 2022, two customers accounted for 31% and 12% of the Company’s total revenue. For the six months ended June 30, 2022, one customer accounted for 31% of the Company’s total revenue. For the three months ended June 30, 2021, three customers accounted for 28%, 28%, and 15% of the Company’s total revenue. For the six months ended June 30, 2021, three customers accounted for 27%, 27%, and 14% of the Company’s total revenue.
Grant and Other Revenue
In August 2019, the Company received a notice of a Small Business Innovation Research (SBIR) grant award from the National Institutes of Health, which will provide funding of approximately $1.1 million to the Company for its development of research applications. In June 2020, the Company received a notice that additional grant consideration of $0.9 million would be awarded. In May 2022, the SBIR grant reached the end of the award period. During the three months ended June 30, 2022 and 2021, the Company recognized grant revenue of $50,000 and $0.1

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
million, respectively, with respect to the award. During the six months ended June 30, 2022 and 2021, the Company recognized grant revenue of $64,000 and $0.2 million, respectively, with respect to the award.
6.CAPITAL STOCK AND STOCKHOLDERS’ EQUITY
As of June 30, 2022, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.
Common Stock
Common stock issued and outstanding is as follows:

	June 30,	December 31,
	2022	2021

Class A common stock	58,565,210	57,493,005
Class B common stock	4,044,969	4,522,478
Total common stock issued and outstanding	62,610,179	62,015,483
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
7.EQUITY INCENTIVE PLANS
As of June 30, 2022, there are 11,400,396 shares of Class A common stock reserved for issuance under the 2020 Equity Incentive Plan, 4,678,241 of which shares are available for issuance in connection with grants of future awards.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock Options
Stock option activity for the six months ended June 30, 2022 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2021	9,832,924	$12.49
Options granted	2,575,478	14.96
Options exercised	(281,823)	4.33
Options cancelled and forfeited	(384,631)	18.93
Balance at June 30, 2022	11,741,948	$13.02
Vested and exercisable, June 30, 2022	4,280,871	$8.74
Restricted Stock Awards
Certain stock options granted provide stock option holders the right to exercise unvested stock options in exchange for restricted shares of Class A common stock. The Company has also issued restricted shares of Class A common stock to employees and directors. There were 108,534 shares and 174,300 shares of restricted stock that were unvested and subject to repurchase as of June 30, 2022 and December 31, 2021, respectively.
Restricted Stock Units
RSU activity for the six months ended June 30, 2022 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	740,366	$26.49
Granted	1,536,111	15.37
Vested	(261,961)	21.14
Cancelled	(169,344)	15.63
Balance at June 30, 2022	1,845,172	$18.52

Employee Stock Purchase Plan
A total of 1,195,327 shares of Class A common stock are reserved for issuance under the 2020 Employee Stock Purchase Plan (ESPP) as of June 30, 2022. During the six months ended June 30, 2022, 56,753 shares of Class A common stock were issued under the ESPP.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation
The following table summarizes the components of stock-based compensation recognized in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$278	$344	$485	$747
Research and development	2,392	1,098	4,393	2,187
Selling, general and administrative	5,708	4,989	11,562	9,535
Total stock-based compensation	$8,378	$6,431	$16,440	$12,469
In February 2022, in connection with a leave of absence taken by one of our executives, a total of 1,330,892 share-based awards were modified to extend the overall term and change the timing of the vesting of the awards. The total incremental stock-based compensation associated with the modification is $0.9 million, which will be recognized over the next eight years.
On June 21 2022, the Board of Directors approved an option repricing to reduce the exercise price of certain vested, outstanding, and unexercised stock options with an exercise price greater than $19.00 per share that were held by employees who were not members of the Board or Director or officers for purposes of Section 16 of the Securities Exchange Act of 1934, as amended (“Non-Section 16 employees”) to $19.00 per share, which was the Company’s initial public offering price. The Board of Directors also approved the repricing of certain unvested, outstanding, and unexercised stock options with an exercise price greater than $19.00 per share that were held by Non-Section 16 employees to $7.40 per share, which was the closing price of the Company’s Class A common stock on the Nasdaq Global Select Market on the date of the approval of the repricing. Except for the exercise price, the amended stock options have the same terms and conditions (including vesting schedule, number of shares, and expiration date) and will continue to be governed by the terms of the 2020 Equity Incentive Plan.
As a result of the option repricing, the Company recorded $0.4 million of incremental compensation expense during the three and six months ended June 30, 2022. The total unrecognized incremental stock-based compensation associated with the option repricing is $2.3 million, which will be recognized over the next three years.
8.COMMITMENTS AND CONTINGENCIES
Facility Lease Agreement
The Company leases office and laboratory space in Redwood City, California with a lease term that is set to end on September 30, 2032. The Company has an option to renew for an additional five-year term at then-current market rates, which is not reasonably certain of being exercised. The lease of additional office and laboratory space pursuant to an amendment entered into in June 2020 commenced in February 2022 and the Company recorded a right-of-use asset of $8.8 million and lease liability of $6.9 million as of the commencement of the lease. This lease liability is based on the present value of lease payments over the lease term, which was estimated using an incremental borrowing rate of 7.4% based on information available at the commencement date. In connection with the leased space, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of June 30, 2022 and December 31, 2021, respectively, which is secured by restricted cash that is classified as noncurrent at each date based on the term of the underlying lease.
During the period from June 2020 through May 2021, the Company was provided with temporary space. The Company was not required to pay additional rent for the temporary space, but was required to pay property taxes, insurance and normal maintenance costs with respect to the temporary space.
As of June 30, 2022, the remaining weighted-average lease term was 10.3 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 6.2%.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The components of lease costs related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$958	$506	$1,771	$691
Variable lease costs	84	193	278	326
Short-term lease costs	69	7	138	10
Total lease costs	$1,111	$706	$2,187	$1,027
Variable lease costs are primarily comprised of common area maintenance and include costs associated with the temporary space.
As of June 30, 2022, future minimum commitments under the Company’s non-cancelable facility operating lease are as follows:

Years ending December 31,	(in thousands)
2022 (remaining six months)	$1,338
2023	3,633
2024	3,738
2025	3,846
2026	3,957
Thereafter	25,137
Total undiscounted future minimum lease payments	41,649
Present value adjustment for minimum lease commitments	(11,368)
Tenant improvement receivable	(256)
Total operating lease liabilities	$30,025
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $3.2 million and $5.5 million as of June 30, 2022 and December 31, 2021, respectively.
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2022 and December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Contingencies
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
PrognomIQ constitutes a related party and, as of June 30, 2022 and December 31, 2021, the Company recorded $0.8 million and $1.3 million in related party receivables, respectively, on the condensed consolidated balance sheets representing amounts due from product sales and services and for general transition services and support provided. Revenue received from PrognomIQ is recorded as related party revenue on the condensed consolidated statements of operations and comprehensive loss and is comprised of the sale of instruments and consumables, and services performed.
10.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(22,815)	$(16,616)	$(46,461)	$(33,045)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	62,376,571	60,841,657	62,191,068	60,367,433
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.27)	$(0.75)	$(0.55)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2022	2021
Class A common stock options issued and outstanding	11,741,948	9,897,202
Restricted common stock subject to future vesting	108,534	426,445
Restricted stock units	1,845,172	739,896
Total	13,695,654	11,063,543

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
During the six months ended June 30, 2022 and 2021, we incurred a net loss of $46.5 million and $33.0 million, respectively, and used $33.2 million and $25.2 million of cash in operations, respectively. As of June 30, 2022, we had an accumulated deficit of $173.0 million and cash and cash equivalents and investments of $456.1 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future.
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
Cost of Revenue
We utilize third-party manufacturers for production of our SP100 instrument and we manufacture our NPs and assemble our assay kits internally. Cost of revenue consists primarily of costs of the components of Proteograph Product Suite, including the SP100 instrument with embedded software essential to the instrument’s functionality, and consumables, and distribution-related expenses such as logistics and shipping costs. In addition, cost of revenue includes stock-based compensation and related employee benefits and allocated overhead.
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

Results of Operations
Comparisons of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Product	$2,406	$837	$1,569	187%
Service	57	—	57	*
Related party	1,108	380	728	192%
Grant and other	50	117	(67)	(57)%
Total revenue	3,621	1,334	2,287	171%
Cost of revenue:
Product	1,643	504	1,139	226%
Service	15	—	15	*
Related party	354	82	272	332%
Total cost of revenue	2,012	586	1,426	243%
Gross profit	1,609	748	861	115%
Operating expenses:
Research and development	10,871	6,935	3,936	57%
Selling, general and administrative	14,172	10,484	3,688	35%
Total operating expenses	25,043	17,419	7,624	44%
Loss from operations	(23,434)	(16,671)	(6,763)	41%
Other income (expense):
Interest income	676	55	621	1129%
Other expense	(57)	—	(57)	*
Total other income	619	55	564	1025%
Net loss	$(22,815)	$(16,616)	$(6,199)	37%
* Not meaningful
Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$3,621	$1,334	$2,287	171%
Revenue increased by $2.3 million, or 171%, from $1.3 million during the three months ended June 30, 2021 to $3.6 million during the three months ended June 30, 2022, due to sales of products related to the Proteograph Product Suite. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument, consumable kits and platform evaluations, of which $1.1 million was attributed to related party. Revenue related to our grant-funded activities related to our Small Business Innovation Research (SBIR) grant from the National Institutes of Health Grant (NIH) decreased between the two periods by $0.1 million.

Cost of Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$2,012	$586	$1,426	243%
Cost of revenue increased by $1.4 million, or 243%, from $0.6 million during the three months ended June 30, 2021 to $2.0 million during the three months ended June 30, 2022, primarily due to sales of the Proteograph Product Suite. Cost of revenue related to the Proteograph Product Suite consist of costs of the SP100 instrument, consumable kits and other related costs, including labor and overhead.
Research and Development

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$10,871	$6,935	$3,936	57%
R&D expenses increased by $3.9 million, or 57%, from $6.9 million during the three months ended June 30, 2021 to $10.9 million during the three months ended June 30, 2022. The increase was primarily due to an increase in product development efforts related to the Proteograph Product Suite, including $2.6 million in employee compensation costs and other related expenses, including stock-based compensation, due to growth in research and development personnel and a $0.8 million increase in allocated overhead related to allocation of facility expense associated with the build-out of our expansion facilities to support our R&D efforts. Other increases are attributable to costs related to general business expenses of $0.3 million and a $0.2 million increase in depreciation of laboratory equipment.
Selling, General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$14,172	$10,484	$3,688	35%
Selling, general and administrative expenses increased by $3.7 million, or 35%, from $10.5 million during the three months ended June 30, 2021 to $14.2 million during the three months ended June 30, 2022, primarily due to a $1.4 million increase in employee compensation and other related expenses, and a $0.7 million stock-based compensation increase. Other increases are attributable to costs related to being a publicly traded company, including a $0.9 million increase in professional service and consulting fees, a $0.3 million increase in allocated overhead, and a $0.3 million increase in travel expenses.
Total Other Income

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Total other income	$619	$55	$564	1025%
Total other income increased by $0.6 million, or 1025%, from $0.1 million during the three months ended June 30, 2021 to $0.6 million during the three months ended June 30, 2022. The increase was due to higher rates of interest earned on cash invested in money market funds, U.S. Treasury and corporate securities during the three months ended June 30, 2022.

Results of Operations
Comparisons of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Product	$4,555	$837	$3,718	444%
Service	137	—	137	*
Related party	2,178	380	1,798	473%
Grant and other	64	179	(115)	(64)%
Total revenue	6,934	1,396	5,538	397%
Cost of revenue:
Product	3,303	504	2,799	555%
Service	29	—	29	*
Related party	748	82	666	812%
Total cost of revenue	4,080	586	3,494	596%
Gross profit	2,854	810	2,044	252%
Operating expenses:
Research and development	21,607	13,162	8,445	64%
Selling, general and administrative	28,466	20,816	7,650	37%
Total operating expenses	50,073	33,978	16,095	47%
Loss from operations	(47,219)	(33,168)	(14,051)	42%
Other income (expense):
Interest income	819	123	696	566%
Other expense	(61)	—	(61)	*
Total other income	758	123	635	516%
Net loss	$(46,461)	$(33,045)	$(13,416)	41%
* Not meaningful
Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$6,934	$1,396	$5,538	397%
Revenue increased by $5.5 million, or 397%, from $1.4 million during the six months ended June 30, 2021 to $6.9 million during the six months ended June 30, 2022, due to sales of products related to the Proteograph Product Suite. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument, consumable kits and platform evaluations, of which $2.2 million was attributed to related party. Revenue related to our grant-funded activities related to our SBIR grant from the NIH decreased between the two periods by $0.1 million.

Cost of Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$4,080	$586	$3,494	596%
Cost of revenue increased by $3.5 million, or 596%, from $0.6 million during the six months ended June 30, 2021 to $4.1 million during the six months ended June 30, 2022, primarily due to sales of the Proteograph Product Suite. Cost of revenue related to the Proteograph Product Suite consist of costs of the SP100 instrument, consumable kits and other related costs, including labor and overhead.
Research and Development

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$21,607	$13,162	$8,445	64%
R&D expenses increased by $8.4 million, or 64%, from $13.2 million during the six months ended June 30, 2021 to $21.6 million during the six months ended June 30, 2022. The increase was primarily due to an increase in product development efforts related to the Proteograph Product Suite, including $5.2 million in employee compensation costs and other related expenses, including stock-based compensation, due to growth in research and development personnel and a $2.4 million increase in allocated overhead related to allocation of facility expense associated with the build-out of our expansion facilities to support our R&D efforts and depreciation of laboratory equipment. Other increases are attributable to costs related to general business expenses of $0.5 million and $0.4 million of laboratory expenses, which include laboratory supplies and equipment.
Selling, General and Administrative

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$28,466	$20,816	$7,650	37%
Selling, general and administrative expenses increased by $7.7 million, or 37%, from $20.8 million during the six months ended June 30, 2021 to $28.5 million during the six months ended June 30, 2022, primarily due to a $2.3 million increase in employee compensation and other related expenses, a $2.0 million increase in stock-based compensation, and a $0.1 million increase in allocated overheard, including depreciation. Other increases are attributable to costs related to being a publicly traded company, including a $2.5 million increase in professional services and consulting fees, a $0.5 million increase in travel expenses, and a $0.2 million increase in general business expenses, which includes insurance premium and state and local business taxes.
Total Other Income

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Total other income	$758	$123	$635	516%
Total other income increased by $0.6 million, from $0.1 million during the six months ended June 30, 2021 to $0.8 million during the six months ended June 30, 2022. The increase was due to higher rates of interest earned on cash invested in money market funds, U.S. Treasury and corporate securities during the six months ended June 30, 2022.

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
We have certain purchase commitments related to our inventory management with certain manufacturing suppliers wherein we are required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $3.2 million as of June 30, 2022.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(33,151)	$(25,222)
Net cash used in investing activities	(122,257)	(52,263)
Net cash provided by financing activities	1,618	114,756
Net increase (decrease) in cash, cash equivalents and restricted cash	$(153,790)	$37,271
Operating Activities
During the six months ended June 30, 2022, cash used in operating activities was $33.2 million, which was attributable to a net loss of ($46.5) million and a net change in our net operating assets and liabilities of ($6.3) million, partially offset by non-cash charges of $19.7 million. Non-cash charges primarily consisted of $16.4 million in stock-based compensation, $1.8 million of depreciation, amortization and $0.4 million of net amortization of premiums on available-for-sales securities and $1.0 million of non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to an increases in inventory levels of $3.0 million, an increase in accounts receivable of $0.8 million, an increase in prepaid expenses and other current assets of $2.2 million, and an increase of ($0.5) million in accrued expenses related to employee compensation.
During the six months ended June 30, 2021, cash used in operating activities was $25.2 million. which was attributable to a net loss of ($33.0) million and a net change in our net operating assets and liabilities of ($6.5) million, partially offset by non-cash charges of $14.3 million. Non-cash charges primarily consisted of $12.5 million in stock-based compensation, $1.0 million of depreciation and amortization and $0.4 million of net amortization of premiums on available-for-sales securities. The change in our net operating assets and liabilities was primarily due to an increases in inventory levels of $2.1 million, an increase in prepaid expenses, including insurance of $2.6 million related to being a publicly company and an increase in accounts receivable and related party receivables of $1.2 million from commercial sales and other receivables.
Investing Activities
During the six months ended June 30, 2022, cash used in investing activities was $122.3 million, which related to purchases of available-for-sale securities, net of proceeds from maturities of ($119.7) million, offset by ($2.6) million in payments primarily for laboratory equipment.
During the six months ended June 30, 2021, cash used in investing activities was $52.3 million, which related to purchases of available-for-sale securities, net of proceeds from maturities of ($49.3) million and ($2.9) million in payments primarily for laboratory equipment.
Financing Activities
During the six months ended June 30, 2022, cash provided by financing activities was $1.6 million. This was attributable to net proceeds from the exercise of stock options of $1.2 million and $0.4 million proceeds from issuance of common stock in connection with employee stock purchase plan.
During the six months ended June 30, 2021, cash provided by financing activities was $114.8 million. This was attributable to net proceeds of $103.0 million from issuance of common stock upon our follow-on offering, net of issuance costs of ($7.6) million and $11.4 million in short-swing profits from a beneficial owner.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have exposure to interest rate risk that relates to our cash and cash equivalents and investments held in money market funds and U.S. Treasury securities. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and investments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $22.8 million and $16.6 million during the three months ended June 30, 2022 and 2021, respectively. We incurred net losses of $46.5 million and $33.0 million during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $173.0 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite, including sales and marketing, manufacturing and operations costs, and research and development efforts for products. These efforts may prove more costly than we currently anticipate. While we have generated product revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
•the impact of the COVID-19 or any other pandemic on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our customers, suppliers and supply chain, and distributors; and
•general industry, economic and market conditions such as inflation and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
This variability and unpredictability could also result in our failing to meet expectations of industry or financial analysts, or investors, for any period. If we are unable to commercialize products or generate revenue, or if our operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, it could cause the market price of our Class A common stock to decline.
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
•delays or longer-than expected lead times to establish customer contacts, complete responsive presentations including platform evaluations tailored to specific requests, and move expeditiously from quote to order to revenue to receipt of payment due to budgetary or other constraints of academic organizations, laboratories, biopharmaceutical companies and others;

•changing industry or market conditions, customer requirements or competitor offerings during broad commercialization;
•delays in continuing the build-out of our sales, customer support and marketing organization as needed for broad commercialization;
•delays in ramping up manufacturing, either internally or through our suppliers, to meet the expected demand for broad commercialization; and
•the impact of the COVID-19 or any other pandemic on the economy and research industries, our business operations, and resources and the operations of our customers, suppliers and supply chain, and distributors.
To the extent our broad commercial release phase is unsuccessful, our financial results will be adversely impacted.
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
We have enlisted and may seek to enlist additional third parties to assist with sales, distribution and customer service and support globally or in certain regions of the world. There is no guarantee that we have attracted or will be successful in attracting desirable or experienced sales or distribution partners or that we have entered or will be able to enter into such arrangements on favorable terms. In addition, we rely on commercial carriers to transport our products, including consumables that are temperature controlled, to customers in a timely and cost-efficient manner, and if these services are delayed or disrupted, our business may be harmed. If our sales and marketing efforts, and logistics capability, or those of any third-party sales and distribution partners, are not successful, the Proteograph may not gain market acceptance, which could materially impact our business operations.
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
In the near term, we expect that substantially all of our revenue will be derived from sales of the Proteograph Product Suite, including our instruments and associated consumables, to academic, research and commercial customers. We have moved into broad commercial release and, as a result, in the near term, our ability to drive the adoption of the Proteograph solution will depend on our ability to visit customer sites, the ability of our customers to access laboratories, and the ability to install and train on the Proteograph Product Suite and conduct research in light of the COVID-19 pandemic. For example, due to the pandemic, we have encountered delays permitting the travel of our U.S.based employees to China. We also may encounter delays in other countries. Additionally, since we have moved into broad commercial release, the research and development budgets of these customers, the ability of such customers to receive funding for research, and the ability of such customers to receive instrument installations and visitors to their facilities and to travel to our facilities, other laboratories and industry events, has become increasingly important to the adoption of the Proteograph. All of these considerations are impacted by factors beyond our control, such as:
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

Additionally, our suppliers have also been impacted by the COVID-19 pandemic and may be impacted by other pandemics. For example, our SP100 automation instrument manufacturer, Hamilton Company, has experienced a surge in demand for equipment and associated consumables used for COVID-19 diagnostics, and as a result, we have experienced longer lead times for our instruments. We have also experienced supply delays for critical hardware, instrumentation, medical and testing supplies that we use for product development and certain components of our consumable kits, as these other components and supplies are otherwise diverted to COVID-19-related testing and other uses.
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
While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the Proteograph Product Suite and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy, rising inflation, or rising interest rates could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.
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
Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Omid Farokhzad, one of our founders and our Chief Executive Officer; Omead Ostadan, our President; and David Horn, our Chief Financial Officer, are critical to our vision, strategic direction, product development and commercialization efforts. On November 20, 2021, Mr. Ostadan took a leave of absence as an officer of the Company for personal reasons lasting approximately three months. Mr. Ostadan returned on a part-time basis as the Company’s President on February 28, 2022 and his part-time status is expected to last approximately ten months for ongoing personal reasons. The departure of one or more of our executive officers, senior management team members, or other key employees could be disruptive to our business until we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.
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
During the initial stages of our broad release phase of our commercialization plan, our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomIQ, Inc. For the six months ended June 30, 2022, PrognomIQ, Inc. accounted for 31% of our revenue. If one or more customers, including PrognomIQ, Inc., terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 9 - PrognomIQ, Inc. to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomIQ, Inc.
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
We leverage well-established unit operations to formulate and manufacture our NPs at our facilities in Redwood City, California. We procure certain components of our consumables from third-party manufacturers, which includes the commonly available raw materials needed for manufacturing our proprietary engineered NPs. These manufacturing processes are complex. As we increase the commercial scale formulation and manufacturing of our NP panels, if we are not able to repeatably produce our NPs at commercial scale or source them from third-party suppliers, encounter unexpected difficulties in packaging our consumables, fail to comply with regulations relating to laboratory safety, the handling of human samples, the use of certain hazardous substances or chemicals, including in commercial products, or the collection, reuse, and recycling of waste from products we manufacture, our business will be adversely impacted.
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
The Proteograph Product Suite utilizes novel and complex technology, including hardware, consumables and software, and may develop or contain defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we commercialize the Proteograph, these risks may increase. We provide warranties that our products will meet performance expectations and will be free from material defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.
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
If we do not successfully deploy and implement enhancements of the Instrument Control Software and Proteograph Analysis Suite, our commercialization efforts and, therefore, business and results of operations could suffer.
The success of the Proteograph Product Suite depends, in part, on our ability to design and deploy our Instrument Control Software and Proteograph Analysis Suite (together with any enhancements, the “Software”) in a manner that enables the integration with our potential customers’ systems and accommodates our customers’ needs. Without the Software, quality control of the workflow and data analysis is less accessible and robust, and it may be difficult for our customers to understand and evaluate the quality of their results.
We have and will continue to spend significant amounts of effort continuing to develop the Software to meet our customers’ and potential customers’ evolving needs. There is no assurance that the development or deployment of the Software will be compelling to our customers or function correctly. In addition, we may experience delays in our release dates of the Software, and there can be no assurance that the Software will be released according to schedule. If our Software development and deployment plan, which may include participation from third party vendors and licensors, does not accurately anticipate customer demands, or if we fail to develop the Software in a manner that satisfies customer preferences in a timely and cost-effective manner, the Proteograph Product Suite may fail to gain market acceptance or function correctly. The occurrence of any one or more of the foregoing could negatively affect our business, financial condition, and results of operations.

As we commercialize the Proteograph Product Suite outside of the United States, our international business could expose us to business, regulatory, legal, political, operational, financial, and economic risks associated with doing business outside of the United States.
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
Our current commercial model includes direct sales in the United States and elsewhere, and we are building relationships with third party distributors in various countries, including China, to enable us to enter additional markets more efficiently. If we are unable to enter or maintain such distribution arrangements on acceptable terms, or at all, we may not be able to successfully commercialize our products in certain countries.

Furthermore, distributors can choose the level of effort that they apply to selling our products relative to others in their portfolio. Our distributors may not commit the necessary resources to market our products or may favor the products of other companies. The selection, training, and compensation of distributors’ sales personnel are within their control rather than our own and may vary significantly in quality from distributor to distributor. They may experience their own financial difficulties, or distribution relationships may be terminated or allowed to expire, which could increase the cost of or impede commercialization of our products in applicable countries. Disputes may also arise between us and our distributors that result in the delay or termination of commercialization or that result in costly litigation or arbitration that diverts management’s attention and resources. Distributors may not properly maintain or defend our intellectual property rights or may use our intellectual property, and our confidential or proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights, and confidential or proprietary information, and expose us to potential litigation. Distributors could move forward with competing products developed either independently or in collaboration with others, including our competitors.
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
In August 2020, we transferred certain assets to PrognomIQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. As of June 30, 2022, we held approximately 15% of the outstanding capital stock of PrognomIQ. We may not realize the potential benefits of forming PrognomIQ for a variety of reasons, including:
•PrognomIQ may be unable to successfully develop viable testing products;
•PrognomIQ’s business may not help demonstrate the value of the Proteograph;
•an inability to reach agreement with PrognomIQ on future commercial arrangements;
•although PrognomIQ accounted for 31% of our revenue during the three months ended June 30, 2022, it may not continue to be a meaningful customer of ours;
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
We have employed and expect to employ individuals, and engaged consultants and expect to engage consultants, who were previously employed, or consulted, at universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use confidential or proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, advisors, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other confidential or proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Domestic or international litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. Any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with advisors, contractors and consultants. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential products, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. Some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources.

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

Our products contain third-party open source software components and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products and service our customers, or require disclosure of our proprietary software.
Our products contain software licensed by third parties under open source software licenses. Use and distribution of open source software may entail different or greater risks than use of third-party commercial software, as open source software licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source software licenses contain requirements that the licensee make its source code publicly available if the licensee creates combined works, modifications or derivative works using the open source software, depending on the type of open source software the licensee uses and how the licensee uses it. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source software licenses, be required to release the source code of our proprietary software to the public for free. This would allow our competitors and other third parties to create similar products with less development effort and time and ultimately could result in a loss of our product sales and revenue, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, some companies that use third-party open source software have faced claims challenging their use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by third parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise or attempt to compromise our technology platform and systems.
Although we review our use of open source software to avoid subjecting our proprietary software to conditions we do not intend, the terms of many open source software licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products and proprietary software. Moreover, we cannot assure investors that our processes for monitoring and controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be subject to damages, required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could materially adversely affect our business, financial condition, results of operations and prospects.
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

•volatility and variations in market conditions in the life sciences technology sector generally, or the proteomics or genomics sectors specifically, including volatility in the stock prices of publicly held companies in our industry;
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
Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of August 4, 2022, the holders of our Class B common stock hold in the aggregate 40.9% of the voting power of our capital stock.
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
If we, or our vendors, partners or customers, experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.
We rely, or will rely, on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors, partners and customers are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events, including, but not limited to, natural disasters and catastrophes. Cyberattacks (including denial of service, ransomware, and other attacks) and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted. Methods of attacks on information technology systems and data security breaches change frequently, are increasingly complex and sophisticated, including social engineering and phishing scams, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. In addition, we have not finalized our information technology and data security procedures and therefore, our information technology systems may be more susceptible to cybersecurity attacks than if such security procedures were finalized. Despite any of our current or future efforts to protect against cybersecurity attacks and data security breaches, there is no guarantee that our efforts are adequate to safeguard against all such attacks and breaches. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents. In addition, our information technology strategy encompasses multi-vendor, multi-cloud infrastructure, systems and applications. We have a shared responsibility model with our information technology vendors and rely on their security measures and controls. We have not conducted a comprehensive evaluation of all vendors to understand their security postures.
If our security measures, or those of our vendors, partners and customers, are compromised due to any cybersecurity attacks or data security breaches, including as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and reputation may be harmed, we could become subject to litigation and we could incur significant liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors and partners, it could negatively impact our ability to serve our customers, which could adversely impact our business, financial condition, results of operations and prospects. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe.
In addition, our information technology systems, and those of our vendors, partners and customers, are potentially vulnerable to data security breaches, whether by internal bad actors, such as employees or other third parties with legitimate access to our or our third-party providers’ systems, or external bad actors, which could lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. Any such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal information, including sensitive personal information, of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

Moreover, due to the inherent features and technical limitations of information technology systems and infrastructure, our products and services may be impacted by cyberattacks or other disruptions, including efforts to penetrate our customers’ network security, sabotage or otherwise disable our instruments and services, including instruments at our customers’ sites, misappropriate our customers’ proprietary information, or cause interruptions of our or our customers’ internal operations, systems and services. Any such breach could compromise our customers’ networks and the information stored there could be accessed, publicly disclosed, lost, or stolen.
In addition, any such access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the election on November 3, 2020. The CPRA will modify the California Consumer Privacy Act significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA will restrict use of certain categories of sensitive personal information that we may handle, establish restrictions on the retention of personal information, expand the types of data breaches subject to the private right of action, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. The majority of the CPRA’s provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data privacy and security legislation in the United States. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which takes effect on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023, and on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which takes effect on December 31, 2023. The CPA, CDPA and UCPA share similarities with and difference from the CCPA, CPRA, and legislation proposed in other states. Aspects of these state privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications. Furthermore, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of our Class A common stock.
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
Item 2. Unregistered Sales of Equity Securities
None during the three months ended June 30, 2022.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filed Herewith
10.1+	Outside Director Compensation Policy (as amended on June 15, 2022)				*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

SEER, INC.

Date: August 9, 2022	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ David R. Horn
David R. Horn
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)