Form 10-Q
period 2022-09-30
Seer, Inc.
filed 2022-11-08
CIK 1726445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, the registrant had 58,596,598 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 shares of Class B common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
SEER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$68,069	$232,813
Short-term investments	367,995	167,261
Accounts receivable, net	4,537	2,495
Related party receivables	829	1,283
Other receivables	1,012	366
Inventory	5,916	4,145
Prepaid expenses and other current assets	2,113	3,336
Total current assets	450,471	411,699
Long-term investments	4,873	93,186
Operating lease right-of-use assets	27,465	20,142
Property and equipment, net	16,084	13,087
Restricted cash	524	524
Other assets	795	501
Total assets	$500,212	$539,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,975	$3,789
Accrued expenses	7,821	8,394
Deferred revenue	325	376
Operating lease liabilities, current	1,314	864
Other current liabilities	181	—
Total current liabilities	13,616	13,423
Operating lease liabilities, net of current portion	28,509	22,459
Other noncurrent liabilities	319	341
Total liabilities	42,444	36,223
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of September 30, 2022 and December 31, 2021; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 58,591,785 and 57,493,005 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 4,044,969 and 4,522,478 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	657,431	629,981
Accumulated other comprehensive loss	(2,693)	(536)
Accumulated deficit	(196,971)	(126,530)
Total stockholders’ equity	457,768	502,916
Total liabilities and stockholders’ equity	$500,212	$539,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product	$2,571	$858	$7,126	$1,695
Service	68	500	204	500
Related party	1,316	787	3,494	1,167
Grant and other	—	10	64	189
Total revenue	3,955	2,155	10,888	3,551
Cost of revenue:
Product	1,371	574	4,674	1,078
Service	21	42	50	42
Related party	618	370	1,366	452
Total cost of revenue	2,010	986	6,090	1,572
Gross profit	1,945	1,169	4,798	1,979
Operating expenses:
Research and development	11,564	7,745	33,167	20,906
Selling, general and administrative	15,447	11,855	43,917	32,672
Total operating expenses	27,011	19,600	77,084	53,578
Loss from operations	(25,066)	(18,431)	(72,286)	(51,599)
Other income (expense):
Interest income	1,285	46	2,105	169
Other expense	(199)	—	(260)	—
Total other income	1,086	46	1,845	169
Net loss	$(23,980)	$(18,385)	$(70,441)	$(51,430)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	420	26	(2,157)	(62)
Comprehensive loss	$(23,560)	$(18,359)	$(72,598)	$(51,492)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.30)	$(1.13)	$(0.85)
Weighted-average common shares outstanding, basic and diluted	62,538,983	61,133,518	62,308,314	60,625,601
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2021	62,015,483	$1	$629,981	$(126,530)	$(536)	$502,916
Issuance of Class A common stock from exercise of options and release of restricted stock units	283,251	—	773	—	—	773
Repurchase of Class A common stock	(5,841)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	44	—	—	44
Stock-based compensation	—	—	8,062	—	—	8,062
Other comprehensive loss	—	—	—	—	(1,691)	(1,691)
Net loss	—	—	—	(23,646)	—	(23,646)
Balance at March 31, 2022	62,292,893	1	638,860	(150,176)	(2,227)	486,458
Issuance of Class A common stock from exercise of options and release of restricted stock units	260,533	—	445	—	—	445
Issuance of common stock in connection with employee stock purchase plan	56,753	—	420	—	—	420
Vesting of early exercised stock options and restricted common stock	—	—	43	—	—	43
Stock-based compensation	—	—	8,378	—	—	8,378
Other comprehensive loss	—	—	—	—	(886)	(886)
Net loss	—	—	—	(22,815)	—	(22,815)
Balance at June 30, 2022	62,610,179	1	648,146	(172,991)	(3,113)	472,043
Issuance of Class A common stock from exercise of options and release of restricted stock units	26,575	—	169	—	—	169
Vesting of early exercised stock options and restricted common stock	—	—	43	—	—	43
Stock-based compensation	—	—	9,073	—	—	9,073
Other comprehensive income	—	—	—	—	420	420
Net loss	—	—	—	(23,980)	—	(23,980)
Balance at September 30, 2022	62,636,754	$1	$657,431	$(196,971)	$(2,693)	$457,768
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	59,261,051	$1	$486,915	$(55,361)	$54	$431,609
Issuance of Class A common stock from exercise of options	399,174	—	171	—	—	171
Repurchase of Class A common stock	(876)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	44	—	—	44
Issuance of Class A common stock upon follow-on offering, net of issuance costs of $7,591	1,650,000	—	102,959	—	—	102,959
Return of profit	—	—	11,403	—	—	11,403
Stock-based compensation	—	—	6,039	—	—	6,039
Other comprehensive loss	—	—	—	—	(26)	(26)
Net loss	—	—	—	(16,429)	—	(16,429)
Balance at March 31, 2021	61,309,349	1	607,531	(71,790)	28	535,770
Issuance of Class A common stock from exercise of options and release of restricted stock units	132,766	—	236	—	—	236
Repurchase of Class A common stock	(18,852)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	285	—	—	285
Stock-based compensation	—	—	6,431	—	—	6,431
Other comprehensive loss	—	—	—	—	(62)	(62)
Net loss	—	—	—	(16,616)	—	(16,616)
Balance at June 30, 2021	61,423,263	1	614,483	(88,406)	(34)	526,044
Issuance of Class A common stock from exercise of options and release of restricted stock units	230,635	—	631	—	—	631
Vesting of early exercised stock options and restricted common stock	—	—	94	—	—	94
Stock-based compensation	—	—	6,786	—	—	6,786
Other comprehensive income	—	—	—	—	26	26
Net loss	—	—	—	(18,385)	—	(18,385)
Balance at September 30, 2021	61,653,898	$1	$621,994	$(106,791)	$(8)	$515,196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(70,441)	$(51,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	25,513	19,256
Depreciation and amortization	2,839	1,722
Loss on disposal of property and equipment	261	—
Net amortization of premium and unrealized loss on available-for-sale securities	307	819
Non-cash operating lease expense	1,497	764
Changes in operating assets and liabilities:
Accounts receivable, net	(2,042)	(1,165)
Related party receivables	454	(604)
Other receivables	(646)	(513)
Prepaid expenses and other current assets	(742)	(1,959)
Inventory	(2,372)	(2,006)
Other assets	(294)	(52)
Accounts payable	(443)	302
Deferred revenue	(51)	(139)
Accrued expenses	(190)	1,150
Operating lease liabilities	(355)	(49)
Other current liabilities	181	—
Other noncurrent liabilities	—	(74)
Net cash used in operating activities	(46,524)	(33,978)
INVESTING ACTIVITIES
Purchases of property and equipment	(5,292)	(5,588)
Proceeds from disposal of property and equipment	170	—
Purchase of available-for-sale securities	(202,748)	(169,801)
Proceeds from maturities of available-for-sale securities	87,863	92,000
Net cash used in investing activities	(120,007)	(83,389)
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	—	102,959
Proceeds from return of profit	—	11,403
Repurchase of Class A common stock	(20)	(35)
Proceeds from exercise of Class A common stock options including early exercised options	1,387	1,038
Proceeds from issuance of common stock in connection with employee stock purchase plan	420	—
Net cash provided by financing activities	1,787	115,365
Net decrease in cash, cash equivalents and restricted cash	(164,744)	(2,002)
Cash, cash equivalents and restricted cash, beginning of period	233,337	333,928
Cash, cash equivalents and restricted cash, end of period	$68,593	$331,926

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases included in accounts payable	$814	$183
Property and equipment purchases included in accrued expenses	$14	$271
Lease liability obtained in exchange for right-of-use assets	$6,855	$23,232

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
Liquidity
As of September 30, 2022, the Company has incurred significant losses and has had negative cash flows from operations. As of September 30, 2022, the Company had cash and cash equivalents and short-term investments of $436.1 million and an accumulated deficit of $197.0 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of September 30, 2022 provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
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

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Adjusted

Cash flows from operating activities:
Non-cash operating lease expense	$—	$764	$764
Prepaid expenses and other current assets	(2,114)	155	(1,959)
Deferred rent	870	(870)	—
Operating lease liabilities	—	(49)	(49)
Net cash used in operating activities	$(33,978)	$—	$(33,978)

Supplemental disclosure of non-cash activities:
Lease liability obtained in exchange for right-of-use assets	$—	$23,232	$23,232
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
Restricted cash as of September 30, 2022 and December 31, 2021 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2022	2021

Cash and cash equivalents	$68,069	$232,813
Restricted cash	524	524
Total cash and cash equivalents and restricted cash	$68,593	$233,337
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified risk of default. General allowance amounts are established based upon an assessment of expected credit losses for the Company’s receivables by aging category. Balances are written off when they are ultimately determined to be uncollectible. There was no allowance for credit losses related to accounts receivable as of September 30, 2022 and December 31, 2021.
As of September 30, 2022, there were three customers that represented 18%, 15%, and 13% of the total accounts receivable balance, including related party receivables. As of December 31, 2021, there were three customers that represented 34%, 23%, and 19% of the total accounts receivable balance, including related party receivables.
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
At times, the Company may enter into arrangements with payment terms which exceed one year from the transfer of control of the product or service. In such cases, the Company assesses whether the arrangement contains a significant financing component. If a significant financing component exists, the transaction price is adjusted for

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
the financing portion of the arrangement, which is recorded as interest income over the payment term using the effective interest method. The Company does not assess whether a significant financing component exists when, at contract inception, the period between the transfer of control to a customer and final payment is one year or less.
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
Prior Period Reclassification
The Company included accrued research and development within accrued expenses for the prior period in order to conform to current year presentation for the Company’s condensed consolidated balance sheets. This reclassification had no effect on the Company’s previously reported financial position.
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

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$55,155	$—	$—	$55,155
Commercial paper	—	3,976	—	3,976
Corporate debt securities	—	8,938	—	8,938
Total cash equivalents	55,155	12,914	—	68,069
Investments:
U.S. Treasury securities	—	237,571	—	237,571
Commercial paper	—	61,585	—	61,585
Corporate debt securities	—	73,712	—	73,712
Total investments	—	372,868	—	372,868
Total assets measured at fair value	$55,155	$385,782	$—	$440,937

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$232,813	$—	$—	$232,813
Total cash equivalents	232,813	—	—	232,813
Investments:
U.S. Treasury securities	—	260,447	—	260,447
Total investments	—	260,447	—	260,447
Total assets measured at fair value	$232,813	$260,447	$—	$493,260

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

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	September 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$55,155	$—	$—	$55,155
Commercial paper	3,979	—	(3)	3,976
Corporate debt securities	8,937	1	—	8,938
Total cash equivalents	68,071	1	(3)	68,069
Investments:
U.S. Treasury securities	239,702	3	(2,134)	237,571
Commercial paper	61,727	—	(142)	61,585
Corporate debt securities	74,129	6	(423)	73,712
Total investments	375,558	9	(2,699)	372,868
Total assets measured at fair value	$443,629	$10	$(2,702)	$440,937

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$232,813	$—	$—	$232,813
Total cash equivalents	232,813	—	—	232,813
Investments:
U.S. Treasury securities	260,983	—	(536)	260,447
Total investments	260,983	—	(536)	260,447
Total assets measured at fair value	$493,796	$—	$(536)	$493,260
As of September 30, 2022 and December 31, 2021, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. Approximately $0.5 million of the Company’s investments have been in a continuous unrealized loss position for 12 months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of September 30, 2022, $4.9 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of September 30, 2022 and December 31, 2021, the Company recorded $0.9 million and $0.3 million of accrued interest, respectively, related to its available-for-sale investments as a component of other receivables on the condensed consolidated balance sheets.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
4.OTHER FINANCIAL STATEMENT INFORMATION
Inventory
Inventory consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$3,075	$1,836
Work-in-progress	209	221
Finished goods	2,632	2,088
Total inventory	$5,916	$4,145

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$17,957	$13,823
Computer equipment and software	874	461
Furniture and fixtures	572	478
Leasehold improvements	3,235	2,449
Construction-in-progress	231	784
Property and equipment	22,869	17,995
Less: accumulated depreciation and amortization	(6,785)	(4,908)
Total property and equipment, net	$16,084	$13,087
Depreciation and amortization expense related to property and equipment was $1.0 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense related to property and equipment was $2.8 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively.
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued compensation	$5,432	$4,730
Accrued professional services	331	388
Accrued taxes	373	457
Other	1,685	2,819
Total accrued expenses	$7,821	$8,394
5.REVENUE AND DEFERRED REVENUE
Product revenue consists of an instrument with embedded software essential to the instrument’s functionality, consumables and platform evaluation agreements. Service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer. Related party revenue is comprised of both the

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
sale of products and services performed for PrognomIQ, as further discussed in Note 9. Grant revenues consist of services performed specifically for the reimbursement of research-related expenses.
Product Revenue
For the three and nine months ended September 30, 2022, the Company recognized $2.6 million and $7.1 million of product revenue to non-related customers, respectively. For the three and nine months ended September 30, 2021, the Company recognized $0.9 million and $1.7 million of product revenue to non-related customers, respectively.
As of September 30, 2022 and December 31, 2021, the Company recorded $0.1 million and $0.4 million of deferred revenue related to product sales, respectively.
Service Revenue
For the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $0.2 million of service revenue to non-related customers, respectively.
As of September 30, 2022 and December 31, 2021, the Company recorded $0.2 million and $0 of deferred service revenue, respectively.
Deferred revenue activity for the period ended September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Balance, beginning of period	$376	$250
Additions	716	376
Revenue recognized	(767)	(250)
Balance, end of period	$325	$376
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. As of September 30, 2022, $3.3 million of revenue is expected to be recognized from the remaining performance obligations, of which 79% is expected to be recognized within 12 months and the remainder thereafter.
For the three and nine months ended September 30, 2022, 21% and 26% of the Company’s total revenue, respectively, was generated outside of the United States, primarily from countries in Asia. For the three and nine months ended September 30, 2021, 18% and 22% of the Company’s total revenue, respectively, was generated outside of the United States, primarily in Asia.
For the three months ended September 30, 2022, three customers accounted for 33%, 18%, and 11% of the Company’s total revenue. For the nine months ended September 30, 2022, two customers accounted for 32% and 11% of the Company’s total revenue. For the three months ended September 30, 2021, three customers accounted for 37%, 23%, and 17% of the Company’s total revenue. For the nine months ended September 30, 2021, four customers accounted for 33%, 14%, 11%, and 10% of the Company’s total revenue.
Grant and Other Revenue
In August 2019, the Company received a notice of a Small Business Innovation Research (SBIR) grant award from the National Institutes of Health, which will provide funding of approximately $1.1 million to the Company for its development of research applications. In June 2020, the Company received a notice that additional grant consideration of $0.9 million would be awarded. In May 2022, the SBIR grant reached the end of the award period. During the three months ended September 30, 2022 and 2021, the Company recognized $0 and approximately

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
$10,000 of grant revenue, respectively, with respect to the award. During the nine months ended September 30, 2022 and 2021, the Company recognized $64,000 and $0.2 million of grant revenue, respectively, with respect to the award.
6.CAPITAL STOCK AND STOCKHOLDERS’ EQUITY
As of September 30, 2022, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.
Common Stock
Common stock issued and outstanding is as follows:

	September 30,	December 31,
	2022	2021

Class A common stock	58,591,785	57,493,005
Class B common stock	4,044,969	4,522,478
Total common stock issued and outstanding	62,636,754	62,015,483
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
7.EQUITY INCENTIVE PLANS
As of September 30, 2022, there are 11,400,396 shares of Class A common stock reserved for issuance under the 2020 Equity Incentive Plan, 5,939,230 of which shares are available for issuance in connection with grants of future awards.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock Options
Stock option activity for the nine months ended September 30, 2022 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2021	9,832,924	$12.49
Options granted	2,930,552	14.44
Options exercised	(306,854)	4.52
Options cancelled and forfeited	(1,784,904)	11.16
Balance at September 30, 2022	10,671,718	$13.48
Vested and exercisable, September 30, 2022	4,694,141	$7.58
Restricted Stock Awards
Certain stock options granted provide stock option holders the right to exercise unvested stock options in exchange for restricted shares of Class A common stock. The Company has also issued restricted shares of Class A common stock to employees and directors. There were 92,691 shares and 174,300 shares of restricted stock that were unvested and subject to repurchase as of September 30, 2022 and December 31, 2021, respectively.
Restricted Stock Units
RSU activity for the nine months ended September 30, 2022 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	740,366	$26.49
Granted	1,625,359	15.11
Vested	(263,505)	21.16
Cancelled	(474,382)	15.83
Balance at September 30, 2022	1,627,838	$18.51

Employee Stock Purchase Plan
A total of 1,195,327 shares of Class A common stock are reserved for issuance under the 2020 Employee Stock Purchase Plan (ESPP) as of September 30, 2022. During the nine months ended September 30, 2022, 56,753 shares of Class A common stock were issued under the ESPP.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation
The following table summarizes the components of stock-based compensation recognized in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$299	$523	$784	$1,271
Research and development	2,395	1,022	6,788	3,209
Selling, general and administrative	6,379	5,241	17,941	14,776
Total stock-based compensation	$9,073	$6,786	$25,513	$19,256
In February 2022, in connection with a leave of absence taken by one of our executives, a total of 1,330,892 share-based awards were modified to extend the overall term and change the timing of the vesting of the awards. The total incremental stock-based compensation associated with the modification is $0.9 million, which will be recognized over the next eight years.
On June 21, 2022, the Board of Directors approved an option repricing to reduce the exercise price of certain vested, outstanding, and unexercised stock options with an exercise price greater than $19.00 per share that were held by employees who were not members of the Board or Director or officers for purposes of Section 16 of the Securities Exchange Act of 1934, as amended (“Non-Section 16 employees”) to $19.00 per share, which was the Company’s initial public offering price. The Board of Directors also approved the repricing of certain unvested, outstanding, and unexercised stock options with an exercise price greater than $19.00 per share that were held by Non-Section 16 employees to $7.40 per share, which was the closing price of the Company’s Class A common stock on the Nasdaq Global Select Market on the date of the approval of the repricing. Except for the exercise price, the amended stock options have the same terms and conditions (including vesting schedule, number of shares, and expiration date) and will continue to be governed by the terms of the 2020 Equity Incentive Plan.
As a result of the option repricing, the Company recorded $0.4 million and $0.7 million of incremental compensation expense during the three and nine months ended September 30, 2022, respectively. The total unrecognized incremental stock-based compensation associated with the option repricing is $2.0 million, which will be recognized over the next three years.
8.COMMITMENTS AND CONTINGENCIES
Facility Lease Agreement
The Company leases office and laboratory space in Redwood City, California with a lease term that is set to end on September 30, 2032. The Company has an option to renew for an additional five-year term at then-current market rates, which is not reasonably certain of being exercised. The lease of additional office and laboratory space pursuant to an amendment entered into in June 2020 commenced in February 2022 and the Company recorded a right-of-use asset of $8.8 million and lease liability of $6.9 million as of the commencement of the lease. This lease liability is based on the present value of lease payments over the lease term, which was estimated using an incremental borrowing rate of 7.4% based on information available at the commencement date. In connection with the leased space, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of September 30, 2022 and December 31, 2021, respectively, which is secured by restricted cash that is classified as noncurrent at each date based on the term of the underlying lease.
During the period from June 2020 through May 2021, the Company was provided with temporary space. The Company was not required to pay additional rent for the temporary space, but was required to pay property taxes, insurance and normal maintenance costs with respect to the temporary space.
As of September 30, 2022, the remaining weighted-average lease term was 10.0 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 5.9%.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The components of lease costs related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$959	$667	$2,730	$1,358
Variable lease costs	161	167	439	493
Short-term lease costs	73	28	211	38
Total lease costs	$1,193	$862	$3,380	$1,889
Variable lease costs are primarily comprised of common area maintenance and include costs associated with the temporary space.
As of September 30, 2022, future minimum commitments under the Company’s non-cancelable facility operating lease are as follows:

Years ending December 31,	(in thousands)
2022 (remaining three months)	$669
2023	3,633
2024	3,738
2025	3,846
2026	3,957
Thereafter	25,137
Total undiscounted future minimum lease payments	40,980
Present value adjustment for minimum lease commitments	(10,901)
Tenant improvement receivable	(256)
Total operating lease liabilities	$29,823
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $3.6 million and $5.5 million as of September 30, 2022 and December 31, 2021, respectively.
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2022 and December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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
PrognomIQ constitutes a related party and, as of September 30, 2022 and December 31, 2021, the Company held $0.8 million and $1.3 million in related party receivables, respectively, on the condensed consolidated balance sheets representing amounts due from product sales and services and for general transition services and support provided. Revenue received from PrognomIQ is recorded as related party revenue on the condensed consolidated statements of operations and comprehensive loss and is comprised of the sale of instruments and consumables, and services performed.
10.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(23,980)	$(18,385)	$(70,441)	$(51,430)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	62,538,983	61,133,518	62,308,314	60,625,601
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.30)	$(1.13)	$(0.85)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	September 30,
	2022	2021
Class A common stock options issued and outstanding	10,671,718	9,898,069
Restricted common stock subject to future vesting	92,691	305,564
Restricted stock units	1,627,838	783,317
Total	12,392,247	10,986,950

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
During the nine months ended September 30, 2022 and 2021, we incurred a net loss of $70.4 million and $51.4 million, respectively, and used $46.5 million and $34.0 million of cash in operations, respectively. As of September 30, 2022, we had an accumulated deficit of $197.0 million and cash and cash equivalents and investments of $440.9 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future.
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

Components of Results of Operations
Revenue
We generate revenue from product sales, including sales of the Proteograph Product Suite, which consists of an instrument with embedded software essential to the instrument’s functionality and associated consumables as well as our platform evaluation agreements. In addition, we may at times generate revenue from performing services and the receipt of grant revenue for the reimbursement of research-related expenses. Our revenue is primarily generated domestically. We intend to focus our commercial efforts in the United States and expect to grow our international presence in Europe and Asia. A portion of our revenue is generated by sales to a related party and we anticipate a portion of our revenue to continue to be generated by sales to such related party. Our grant-funded activities are expected to decrease as a percentage of total revenue as we decrease grant-funded activities and continue to ramp up commercialization of the Proteograph Product Suite.
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
Research and Development Expenses
Research and development, or R&D, expenses include costs associated with performing services under research and development service contracts and research and development of our technology and product candidates. R&D expenses consist primarily of employee compensation, including stock-based compensation, and related employee benefits, laboratory supplies used for in-house research, consulting costs and allocated overhead, including rent, depreciation, information technology and utilities.
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

Results of Operations
Comparisons of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Product	$2,571	$858	$1,713	200%
Service	68	500	(432)	(86)%
Related party	1,316	787	529	67%
Grant and other	—	10	(10)	(100)%
Total revenue	3,955	2,155	1,800	84%
Cost of revenue:
Product	1,371	574	797	139%
Service	21	42	(21)	(50)%
Related party	618	370	248	67%
Total cost of revenue	2,010	986	1,024	104%
Gross profit	1,945	1,169	776	66%
Operating expenses:
Research and development	11,564	7,745	3,819	49%
Selling, general and administrative	15,447	11,855	3,592	30%
Total operating expenses	27,011	19,600	7,411	38%
Loss from operations	(25,066)	(18,431)	(6,635)	36%
Other income (expense):
Interest income	1,285	46	1,239	2693%
Other expense	(199)	—	(199)	*
Total other income	1,086	46	1,040	2261%
Net loss	$(23,980)	$(18,385)	$(5,595)	30%
* Not meaningful
Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$3,955	$2,155	$1,800	84%
Revenue increased by $1.8 million, or 84%, from $2.2 million during the three months ended September 30, 2021 to $4.0 million during the three months ended September 30, 2022, due to sales of product related to the Proteograph Product Suite. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument, consumable kits and platform evaluations, of which $1.3 million was attributed to related party. Revenue related to our grant-funded activities related to our Small Business Innovation Research (SBIR) grant from the National Institutes of Health Grant (NIH) decreased between the two periods by $10,000.

Cost of Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$2,010	$986	$1,024	104%
Cost of revenue increased by $1.0 million, or 104%, from $1.0 million during the three months ended September 30, 2021 to $2.0 million during the three months ended September 30, 2022, primarily due to sales of the Proteograph Product Suite. Cost of revenue related to the Proteograph Product Suite consists of costs of the SP100 instrument, consumable kits and other related costs, including labor and overhead.
Research and Development

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$11,564	$7,745	$3,819	49%
R&D expenses increased by $3.8 million, or 49%, from $7.7 million during the three months ended September 30, 2021 to $11.6 million during the three months ended September 30, 2022. The increase was primarily due to an increase in product development efforts related to the Proteograph Product Suite, including $2.7 million in employee compensation costs and other related expenses, including stock-based compensation, due to growth in research and development personnel and a $0.8 million increase in allocated overhead related to the allocation of facility expense associated with the build-out of our expansion facilities to support our R&D efforts. Other increases are attributable to costs related to general business expenses of $0.1 million and a $0.2 million increase in depreciation of laboratory equipment.
Selling, General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$15,447	$11,855	$3,592	30%
Selling, general and administrative expenses increased by $3.6 million, or 30%, from $11.9 million during the three months ended September 30, 2021 to $15.4 million during the three months ended September 30, 2022, primarily due to a $1.2 million increase in employee compensation and other related expenses, and a $1.1 million stock-based compensation increase. Other increases are attributable to costs related to being a publicly traded company, including a $0.8 million increase in professional service and consulting fees and a $0.5 million increase in expenses due to our facility expansion.
Total Other Income

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Total other income	$1,086	$46	$1,040	2261%
Total other income increased by $1.0 million, or 2261%, from $46,000 during the three months ended September 30, 2021 to $1.1 million during the three months ended September 30, 2022. The increase was due to higher rates of interest earned on cash invested in money market funds, U.S. Treasury, commercial paper and corporate securities during the three months ended September 30, 2022.
Results of Operations
Comparisons of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Product	$7,126	$1,695	$5,431	320%
Service	204	500	(296)	(59)%
Related party	3,494	1,167	2,327	199%
Grant and other	64	189	(125)	(66)%
Total revenue	10,888	3,551	7,337	207%
Cost of revenue:
Product	4,674	1,078	3,596	334%
Service	50	42	8	19%
Related party	1,366	452	914	202%
Total cost of revenue	6,090	1,572	4,518	287%
Gross profit	4,798	1,979	2,819	142%
Operating expenses:
Research and development	33,167	20,906	12,261	59%
Selling, general and administrative	43,917	32,672	11,245	34%
Total operating expenses	77,084	53,578	23,506	44%
Loss from operations	(72,286)	(51,599)	(20,687)	40%
Other income (expense):
Interest income	2,105	169	1,936	1146%
Other expense	(260)	—	(260)	*
Total other income	1,845	169	1,676	992%
Net loss	$(70,441)	$(51,430)	$(19,011)	37%
* Not meaningful
Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$10,888	$3,551	$7,337	207%
Revenue increased by $7.3 million, or 207%, from $3.6 million during the nine months ended September 30, 2021 to $10.9 million during the nine months ended September 30, 2022, due to sales of products related to the Proteograph Product Suite. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument, consumable kits and platform evaluations, of which $3.5 million was attributed to related party. Revenue related to our grant-funded activities related to our SBIR grant from the NIH decreased between the two periods by $0.1 million.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$6,090	$1,572	$4,518	287%
Cost of revenue increased by $4.5 million, or 287%, from $1.6 million during the nine months ended September 30, 2021 to $6.1 million during the nine months ended September 30, 2022, primarily due to sales of the Proteograph Product Suite. Cost of revenue related to the Proteograph Product Suite consists of costs of the SP100 instrument, consumable kits and other related costs, including labor and overhead.
Research and Development

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$33,167	$20,906	$12,261	59%
R&D expenses increased by $12.3 million, or 59%, from $20.9 million during the nine months ended September 30, 2021 to $33.2 million during the nine months ended September 30, 2022. The increase was primarily due to an increase in product development efforts related to the Proteograph Product Suite, including $7.9 million in employee compensation costs and other related expenses, including stock-based compensation, due to growth in research and development personnel, a $2.8 million increase in allocated overhead related to allocation of facility expense associated with the build-out of our expansion facilities to support our R&D efforts and a $0.7 million increase in depreciation of laboratory equipment. Other increases are attributable to costs related to general business expenses of $0.7 million and $0.2 million of laboratory expenses, which include laboratory supplies and equipment.
Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$43,917	$32,672	$11,245	34%
Selling, general and administrative expenses increased by $11.2 million, or 34%, from $32.7 million during the nine months ended September 30, 2021 to $43.9 million during the nine months ended September 30, 2022, primarily due to a $3.5 million increase in employee compensation and other related expenses, a $3.2 million increase in stock-based compensation and increased costs related to being a publicly traded company, including a $7.8 million increase in professional services and consulting fees. This was offset by a decrease in allocated overhead of $3.3 million related to the allocation of facility expense associated with the build-out of our expansion facilities to support our R&D efforts.

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Total other income	$1,845	$169	$1,676	992%
Total other income increased by $1.7 million, from $0.1 million during the nine months ended September 30, 2021 to $1.8 million during the nine months ended September 30, 2022. The increase was due to higher rates of interest earned on cash invested in money market funds, U.S. Treasury, commercial paper and corporate securities during the nine months ended September 30, 2022.
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
We have certain purchase commitments related to our inventory management with certain manufacturing suppliers wherein we are required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $3.6 million as of September 30, 2022.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(46,524)	$(33,978)
Net cash used in investing activities	(120,007)	(83,389)
Net cash provided by financing activities	1,787	115,365
Net decrease in cash, cash equivalents and restricted cash	$(164,744)	$(2,002)
Operating Activities
During the nine months ended September 30, 2022, cash used in operating activities was $46.5 million, which was attributable to a net loss of ($70.4) million and a net change in our net operating assets and liabilities of ($6.5) million, partially offset by non-cash charges of $30.4 million. Non-cash charges primarily consisted of $25.5 million in stock-based compensation, $2.8 million of depreciation and amortization, $0.3 million of net amortization of premium on available-for-sales securities, $0.3 million of loss on disposal of property and equipment, and $1.5 million of non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to an increase in inventory levels of $2.4 million for anticipated revenue growth, an increase in accounts receivable of $2.0 million from greater revenue, an increase in prepaid expenses and other current assets of $0.7 million, an increase in other receivables of $0.6 million, a decrease in accounts payable of ($0.4) million and a decrease of ($0.2) million in accrued expenses related to employee compensation. The decrease is partially offset by an increase in other current liabilities of $0.2 million.
During the nine months ended September 30, 2021, cash used in operating activities was $34.0 million. which was attributable to a net loss of ($51.4) million and a net change in our net operating assets and liabilities of ($5.1) million, partially offset by non-cash charges of $22.6 million. Non-cash charges primarily consisted of $19.3 million in stock-based compensation, $1.7 million of depreciation and amortization, $0.8 million of net amortization of premiums on available-for-sales securities and $0.8 million of non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to an increases in inventory levels of $2.0 million, an increase in prepaid expenses and other current assets, including insurance of $2.0 million related to being a publicly company and a decrease of $0.1 million in deferred revenue, partially offset by an increase in accrued expenses of $1.2 million and an increase in accounts payable of $0.3 million.
Investing Activities
During the nine months ended September 30, 2022, cash used in investing activities was $120.0 million, which related to purchases of available-for-sale securities, net of proceeds from maturities of ($114.9) million, offset by ($5.3) million in payments primarily for laboratory equipment.
During the nine months ended September 30, 2021, cash used in investing activities was $83.4 million, which related to purchases of available-for-sale securities, net of proceeds from maturities of ($77.8) million and ($5.6) million in payments primarily for laboratory equipment.
Financing Activities
During the nine months ended September 30, 2022, cash provided by financing activities was $1.8 million. This was attributable to net proceeds from the exercise of stock options of $1.4 million and $0.4 million of proceeds from the issuance of common stock in connection with the employee stock purchase plan.
During the nine months ended September 30, 2021, cash provided by financing activities was $115.4 million. This was attributable to net proceeds of $103.0 million from the issuance of common stock upon our follow-on offering, net of issuance costs of ($7.6) million and $11.4 million in short-swing profits from a beneficial owner.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have exposure to interest rate risk that relates to our cash and cash equivalents and investments held in money market funds, U.S. Treasury securities, commercial paper and corporate securities. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and investments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•if we are unable to identify and recruit qualified employees, and retain or maintain our employee base, it may adversely impact our business and operations; and
•if we fail to maintain an effective system of internal controls, or otherwise fail to comply with the Sarbanes-Oxley Act of 2002, we may not be able to accurately and timely report our financial results, which may adversely affect our business and investor confidence in us and, as a result, the value of our Class A common stock.
Risks Related to Our Business and Industry
We are an early-stage life sciences technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.
We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $24.0 million and $18.4 million during the three months ended September 30, 2022 and 2021, respectively. We incurred net losses of $70.4 million and $51.4 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $197.0 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite, including sales and marketing, manufacturing and operations costs, and research and development efforts for products. These efforts may prove more costly than we currently anticipate. While we have generated product revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. As we transition from a company with a focus on research and development to a company capable of supporting broad commercial activities as well, we may not be successful in such a transition. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.

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
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay our receipt of instruments, components and supplies from the third parties we rely on to, among other things, produce our SP100 automation instrument and NPs. For instance, “stay-at-home” orders in California, and specifically San Mateo County where our headquarters is located, that require businesses to implement certain social distancing protocols and other written health and safety plans and measures and which could affect productivity and morale, could be reinstated. We have continued to operate within the rules applicable to our business; however, the imposition of new or extended governmental mandates could further impact our ability to operate effectively and conduct ongoing research and development or other activities. For onsite work in our Redwood City and San Diego offices, we continue to require proof of vaccination and adherence to our protocols, which may change from time to time. The COVID-19 pandemic and a skilled labor shortage in general have also had an effect on our ability to attract, recruit and interview candidates at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans and our commercial plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations, and policies.
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
Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Omid Farokhzad, one of our founders and our Chief Executive Officer and President, David Horn, our Chief Financial Officer, and Scott Thomas, our Chief Commercial Officer are critical to our vision, strategic direction, product development and commercialization efforts.
Omead Ostadan, our former President and one of our key personnel, took a leave of absence on November 20, 2021, for personal reasons lasting approximately three months. Mr. Ostadan returned on a part-time basis as the Company’s President on February 28, 2022. On August 25, 2022, Mr. Ostadan resigned from his position as President of the company and the company’s Board of Directors for personal reasons each effective September 30, 2022. Following Mr. Ostadan’s departure, Mr. Farokhzad is now the CEO and President, and Mr. Thomas now has full responsibility for the Company’s commercialization efforts.
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
We do not maintain fixed term employment contracts with any of our employees. As a result, our employees could leave our company with little or no prior notice and could be free to work for a competitor. Due to the complex and technical nature of our products and technology and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our business, results of operations, financial condition and prospects.
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
During the initial stages of our broad release phase of our commercialization plan, our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomIQ, Inc. For the three months ended September 30, 2022, PrognomIQ, Inc. accounted for 33% of our revenue. If one or more customers, including PrognomIQ, Inc., terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 9 - PrognomIQ, Inc. to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomIQ, Inc.
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
The success of the Proteograph Product Suite depends, in part, on our ability to design and deploy our Instrument Control Software and Proteograph Analysis Suite (together with any enhancements, the “Software”) in a manner that enables the integration with our potential customers’ systems and accommodates our customers’ needs. Without the Instrument Control Software, the Proteograph may become inoperable. Without the Proteograph Analysis Suite software, quality control of the workflow and data analysis is less accessible and robust, and it may be difficult for our customers to understand and evaluate the quality of their results.
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
In August 2020, we transferred certain assets to PrognomIQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. As of September 30, 2022, we held approximately 15% of the outstanding capital stock of PrognomIQ. We may not realize the potential benefits of forming PrognomIQ for a variety of reasons, including:
•PrognomIQ may be unable to successfully develop viable testing products;
•PrognomIQ’s business may not help demonstrate the value of the Proteograph;
•an inability to reach agreement with PrognomIQ on future commercial arrangements;
•although PrognomIQ accounted for 33% of our revenue during the three months ended September 30, 2022, it may not continue to be a meaningful customer of ours;
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
Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of November 4, 2022, the holders of our Class B common stock hold in the aggregate 40.8% of the voting power of our capital stock.
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
Item 2. Unregistered Sales of Equity Securities
None during the three months ended September 30, 2022.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Consultant Agreement between the Company and Omead Ostadan dated August 25, 2022.	8-K	001-39747	10.1	8/26/2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

SEER, INC.

Date: November 8, 2022	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer, President and Chair of the Board of Directors
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ David R. Horn
David R. Horn
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)