Form 10-K
period 2022-12-31
Seer, Inc.
filed 2023-03-06
CIK 1726445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☐
		Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022, was approximately $426.0 million.
As of March 2, 2023, the registrant had 59,699,611 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 of Class B common stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•our ability to successfully implement our commercialization strategy and attract customers, including our plans for international expansion;
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
•the impact of macroeconomic factors, such as pandemics, inflation, supply chain interruptions and foreign hostilities, on our business; and
•our expectations about market trends.

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

PART I.
Item 1. Business
Overview
Our mission is to imagine and pioneer new ways to decode the secrets of the proteome to improve human health. Our first product, the ProteographTM Product Suite (Proteograph), leverages our proprietary engineered nanoparticle (NP) technology to provide unbiased, deep, rapid and large-scale access to the proteome. The Proteograph Product Suite is an integrated solution that includes consumables, an automation instrument and software.
The human proteome is incredibly complex, with multiple protein variants derived from each gene. This complexity arises from multiple biological steps required to create the functional proteome, including transcription, translation, post-translational modifications (PTMs) and protein interactions. While many protein variants may be benign, others can severely disrupt protein function and contribute to disease. The complexity of the proteome at a population level is huge. For example, a study by the UK Biobank published in late 2021 in Nature identified over 900,000 potential protein loss-of-function variants in a cohort of approximately 455,000 individuals, with each individual having an average of more than 200 such variants (Backman et al.). It is essential to catalog the complexity of the proteome and understand the functions of protein variants to decode the links between the proteome, the genome and disease. This deeper understanding can lead to novel insights into disease mechanisms, the discovery of new biomarkers and the identification of potential therapeutic targets.
We believe that broader access to the proteome is essential, not only to understanding its complexity and accelerating biological insights, but also to expanding end-markets. These markets may include basic research and discovery, translational research, diagnostics and applied applications. To comprehend the complexity and dynamic nature of the proteome, researchers must perform population-scale, deep, unbiased interrogation of biological samples over time. We believe that this level of interrogation was not previously feasible and that the Proteograph can enable researchers to perform these types of proteomics studies. Before the commercial launch of the Proteograph, we believe that the largest published deep unbiased plasma proteomics study, which measured at least 600 proteins, was conducted on just 48 samples. However, today, multiple customers have successfully completed, or are planning, deep unbiased plasma proteomics studies with thousands of proteins quantitatively measured across thousands of samples. This breadth and depth of unbiased plasma proteomics coverage was not previously achievable at scale.
Proteins play a critical role in most biological processes and provide dynamic indicators of physiological changes across health, disease progression, and therapeutic response. However, compared to the genome, the discovered and cataloged body of proteomic data remains limited. Current proteomics approaches have not facilitated deep exploration at scale in samples with high dynamic range, because they are either: (i) unbiased but not scalable; or (ii) scalable but biased. Current deep, unbiased approaches require complex, lengthy, labor- and capital-intensive workflows that limit their application to small, under-powered studies. Targeted or biased methods are scalable but are limited to a specific number of predetermined proteins. These methods cannot distinguish between variants of the same proteins often present in the same biological samples, because they lack the necessary peptide-level resolution and accuracy needed to characterize the proteome. These limitations force a trade-off between the number of samples and the depth of protein coverage in a study. We believe that a more complete understanding of biology requires deep, unbiased, large-scale proteomic analysis with the peptide-level resolution and accuracy needed to distinguish protein variants.
We are focused on driving adoption of the Proteograph by customers in the proteomics and genomics markets who recognize the value of large-scale, unbiased, and deep proteomics. Allied Market Research estimated the global proteomics market to be approximately $24 billion in 2021. The Proteograph’s unique capabilities now enable researchers to undertake first-of-their-kind, large-scale unbiased studies, which complement genomics studies by adding critical missing information that can provide functional context to genomic variation. With the advent of next-generation sequencing and improvement in cost and throughput, researchers have sequenced the equivalent of several million human genomes and human exomes. Across these studies, according to the dbSNP database, more than one billion individual genetic variants have been identified to date; however, less than 0.2% of those variants have been cataloged in the ClinVar database with a reported relationship between variation and phenotype. This gap in functional annotation is in part due to the gross impedance mismatch between access to the proteome and genome. We believe that the Proteograph Product Suite will bridge this gap.
Just as large-scale access to genomics has dramatically impacted that field, we believe large-scale access will do the same for proteomics, revealing new content, enabling mapping and cataloging of new protein variants, and driving new disease insights, diagnostics and treatments. Importantly, by impedance-matching researchers’ access to unbiased genomics content at the nucleotide level with proteomics content at the peptide and amino acid level, researchers can better connect genotype to phenotype. In this way, we believe customers will be able to develop more accurate biomarkers of disease for diagnostic and therapeutic applications, accelerating multi-omics driven precision medicine. We believe these capabilities will have broad appeal to researchers and entities undertaking large-scale genomics studies and should attract spending from the genomics market, which was estimated by Technavio to be approximately $26 billion in 2021. Additionally, we believe that the Proteograph will enable the discovery of novel content that will lead to the creation of value that will promote entirely new applications and market opportunities.
The Importance of Proteomics
Detailed and complex biological information resides within the proteome. Nearly all functions of an organism require the interaction of one or more proteins with each other and with other biological molecules. Proteins serve as dynamic indicators of health status, disease progression and therapeutic response. As depicted in Figure 1 below, the genome is a static indicator of an individual’s baseline physiology, while the proteome reveals the current physiological state. Despite its importance, the human proteome is relatively unexplored compared to the human genome.
To link genomic information with phenotypes, understanding the functional context of proteins is critical. However, this connection is currently limited because the vast majority of genetic variants lack functional context at the protein level. We believe that enabling researchers to generate large-scale, integrated proteomic and genomic data will equip them to comprehend the relationship between variation, function and biology.
Protein quantitative trait loci (pQTLs) are genomic variants that are associated with the levels or abundance of specific proteins. Because they influence protein expression or regulation, they are a genetic source of variation in the proteome. The term “protein quantitative trait loci” is used because protein abundance level is viewed as quantitative traits.
To identify pQTLs, genome-wide association studies (GWAS) compare genetic variants across large populations and their association with differences in protein levels. These studies can provide valuable insights into the genetic basis of complex diseases, the molecular mechanisms that regulate protein expression, and the identification of potential therapeutic targets for drug development. However, the study of pQTLs requires large-scale acquisition of proteomic data, which is a challenge for traditional unbiased approaches. We believe that the Proteograph will bridge this gap. Moreover, the Proteograph allows for pQTL analysis at the peptide level, thus enabling the association of genomic variants with specific protein variants.

Figure 1: Utility of genomic vs. proteomic information. Over one million human genomes have been highly characterized with over one billion variants, but they have low utility and represent a static indicator of risk. The human proteome is far less characterized, but has a much higher utility as a dynamic indicator of health status.
Challenges of Accessing the Proteome
Complexity of the Proteome
The human proteome is dynamic, diverse and complex, with approximately 23,000 genes giving rise to over one million protein variants. As shown in Figure 2 below, these variants arise from various mechanisms, including alternative splicing of RNA transcripts, genetic variations that alter the amino acid sequence of the protein, and post-translational modifications such as phosphorylation and glycosylation. It is estimated that our approximately 23,000 genes give rise to approximately 69,000 protein isoforms through alternative splicing. At a population level, a much larger number of protein isoforms exist because of genetic variants and somatic variants that alter RNA processing. Protein variants can have vastly different biological functions and be expressed in different tissues within the same individual. For example, two isoforms of the protein encoded by CD99L2 have different interacting proteins and those two proteins’ networks are related to distinct diseases (Yang et al.). An example of a protein that has tissue-specific isoform abundance is FOX1, which has differential isoform presence in muscle and brain tissue (Nakahata and Kawamoto). Therefore, it is essential to study and understand proteins at the level of protein variants in the appropriate biosample, and this can be achieved only through large-scale analysis of the proteome at the peptide level.

Figure 2: Functional diversity exists through modifications and interactions of different molecules, from static indicators like the genome to increasingly numerous and complex indicators like the proteome and interactome. Modified from Bludau et al.
Recently, a study by Backman et al. published in Nature revealed the genomic variation identified in a cohort of approximately 455,000 participants of the UK Biobank exome sequencing study. The study identified a vast amount of protein variation, including almost nine million protein variants, of which more than six million are potentially deleterious and 915,289 are protein loss-of-function variants. On the individual level, each participant had on average 9,506 protein variants, of which 2,945 were potentially deleterious and 214 were loss-of-function variants. However, these variants were only identified at the genomic level and did not account for alternative splicing or post-translational modifications. Considering these additional sources of protein variants, the actual number of protein variants at both individual and population-wide levels is significantly higher.
These findings emphasize the unmet need to understand protein variants at the peptide level and underscore how little is currently known about the complexity of the proteome. We believe understanding protein variation at this level could revolutionize how we diagnose, treat, and monitor diseases.
Figure 3: Summary of genetic variation across a population of approximately 455,000 participants of the UK Biobank (Backman et al.)
Limitations of Transcriptomics to Infer Proteomics
RNA sequencing (RNAseq) has been the established method for studying transcriptomics over the last decade. It is often assumed that transcript and protein abundance levels are highly correlated because of the central dogma of molecular biology describing how transcripts are translated into proteins. However, several studies have repeatedly demonstrated a poor correlation between transcript and protein levels (Buccitelli and Selbach). This discrepancy can arise from technical factors, such as noise and bias in methods for assessing both transcripts and proteins, and biological mechanisms such as mRNA translation and degradation. Although both transcriptomics and proteomics measurements have their uses, proteins are more closely linked to phenotype, making them more useful than transcripts for understanding function. Therefore, we believe that direct analysis of the proteome via at-scale proteomics studies will provide unique biological insights for research, discovery and clinical applications.
Limitations of Affinity-Based Approaches to Proteomics
Proteins are highly variable in structure, chemistry and concentration, presenting technological challenges for their identification at low concentration levels. Due to the lack of a common amplification mechanism, researchers often use ligands to measure proteins. However, because ligands such as antibodies or aptamers were designed to bind to specific areas of proteins, approaches utilizing them are considered targeted, or biased. The average length of a human protein is approximately 470 amino acids, whereas the average binding site of a ligand is an epitope five to eight amino acids long. Panels of ligands used for protein interrogation have several shortcomings, including (i) they do not recognize differences in protein structure outside of the epitope binding site, so that all variants appear the same and cannot be differentiated from one another, (ii) conformational changes of the protein can affect epitope and ligand binding; for example, those induced by protein-protein interactions or post translational modifications, and (iii) certain protein isoforms may exclude entire protein domains and remove the epitope binding site, yielding false negative results.

Affinity-Based Approaches | Low Correlation for the Same Protein (0.38)

Three Protein Variants
Epitope Location Unknown

Protein altering variants
PAV
PAV
Asn
Pro
Ser
Pro
Single nucleotide variants
A T G C G A C T

Figure 4: Sources of variation. Left panel is a graphical summary of factors contributing to variation in the affinity-based discovery of the plasma proteome. Right panel schematically describes reasons for differences in binding profile of aptamer and antibody-based proteomic profiling (PAV protein altering variant; SNV single-nucleotide variant). Adapted from Pietzner et al.
In a paper published in Nature Communications, Pietzner et al. from the University of Cambridge experimentally demonstrated the limitations of two distinct commercially available affinity-based approaches. Specifically, the authors show that protein altering variants can affect ligand binding, i.e., each affinity-based platform interacts differently with the same protein, depending on the epitopes to which its ligands are binding. On average, the correlation between the two commercially available affinity-based methods was 0.38. The distribution of correlations across all proteins is bimodal, with some proteins having a very good correlation, and others have a correlation close to zero (as shown in Figure 5 below). The authors attribute this poor correlation to differences in epitope binding between platforms and interference from protein-altering variants. These limitations underscore the importance of studying proteins with peptide-level resolution using a technology that is quantitatively robust in identifying protein variants.

Figure 5: Distribution of correlation coefficients across 937 mapping aptamer–antibody pairs (n = 871 unique protein targets). Adapted from Pietzner et al.
Affinity-based approaches have limitations when used for pQTL analysis. These ligands bind to a specific epitope of the protein, as depicted on the left side of Figure 6 below. However, protein variants can alter the ligands’ binding, as demonstrated in the middle panel of the figure. Such altered binding can lead to incorrect measurements of protein levels, resulting in false pQTL identifications or misinterpretation of true pQTLs. In contrast, the Proteograph readout offers multiple peptides per protein, some of which may contain variant peptides, while others may not, as shown in the right panel of the figure. We believe that the correlation of peptides with genomic variants enables accurate pQTL analysis. The Proteograph technology provides an advantage over affinity-based approaches in pQTL analysis by offering the necessary peptide-level resolution for detection of protein variants.

Figure 6: Protein variants may cause false associations in affinity-based approaches for proteogenomic studies.
Affinity-based approaches are effective when a known target and a specific epitope measurement is desired, but cannot cover the vast complexity of the proteome. We believe they are analogous to microarrays in genomics, where a specific DNA fragment is used in a targeted or biased manner to confirm the presence of a specific mutation or a single nucleotide polymorphism (SNP). The fundamental limitation of affinity-based approaches is their inability to differentiate between protein variants and accurately survey the complexity of the proteome.
Limitations of Current Unbiased Approaches to Proteomics
Rather than relying on predefined epitopes, unbiased approaches can interrogate proteins at the peptide level, providing amino-acid level resolution to protein variants. However, traditional, deep, unbiased proteomic approaches rely on complex workflows that do not scale due to the wide range of protein concentrations in biological samples with high dynamic range. In human plasma, for example, the 22 most abundant plasma proteins account for 99% of the total protein mass, while the many thousands of less-abundant proteins comprise the remaining one percent. Given the important biological role of both high- and low-abundance proteins, it is critical to detect proteins accurately, precisely and reproducibly across the dynamic range.
Mass spectrometry (MS) is a widely used technique for unbiased discovery, basic research and clinical applications, and is considered the gold standard for identification. However, the wide dynamic range of protein concentrations in plasma and other biological samples has previously required complex, upfront sample preparation workflows prior to MS analysis, involving depletion of abundant proteins and fractionation of the remaining proteins and peptides. Deep unbiased proteomics analysis of complex biosamples at scale have not been feasible for wide adoption by researchers due to the high complexity, cost and time requirements. For example, in a state-of-the-art deep unbiased plasma proteomics study in 2017 prior to commercial availability of the Proteograph Product Suite, Keshishian et al. depleted the most abundant proteins with immuno-affinity columns and then separated remaining peptides by multiple and complex chromatographic steps and mass spectrometer injections. The study identified 4,500 different proteins across 16 samples, but took months to complete.
Prior to the commercial availability of the Proteograph Product Suite, we believe the critical unmet need in proteomic analysis was how to collect unbiased proteomic data in a sample on thousands of proteins in a sample spanning more than ten orders of magnitude in concentration (dynamic range), and to repeat this across thousands of samples in a reasonable amount of time and cost. Genomics faced a similar unmet need before the advent of NGS, which allowed for massively parallel sampling.
The Importance of Unbiased, Peptide-level Resolution Proteomics
Importance of an Unbiased Approach in the Discovery of Novel Content
The ability to perform unbiased sampling at scale has transformed biological analysis. In genomics, unbiased sequencing of the genome enabled discovery of novel content, creating new end-market opportunities in basic research and discovery, translational research and clinical applications, including early cancer detection, recurrence monitoring and non-invasive prenatal testing.
While there is no guarantee that the Proteograph Product Suite will have the same impact on proteomics that NGS had on genomics, we believe there is a significant market opportunity to provide unbiased, deep, rapid, and scalable access to the proteome. Figure 7 illustrates how content discovery increases as sample cohorts increase in size with an unbiased approach.

Figure 7: Unbiased approaches increase the identification of protein variants arising from genomic variants, isoforms and post-translational modifications as sample numbers increase, resulting in new biological insights, applications and utility. Targeted approaches are inherently unable to discover new protein variants.
Importance of Peptide-Level Resolution in the Understanding of Biology
We believe that peptide-level resolution is crucial to the discovery of novel content and new biological insights. One example is alternative protein isoforms arising from the same gene locus. At the transcriptome level, these alternative transcripts are known as spliceforms. The majority of human genes can produce more than one protein spliceform and, according to the Ensembl genome database project, as many as 69,000 protein spliceforms are generated by more than 23,000 human genes through alternative splicing. If we account for additional spliceforms at the population level, arising from genetic variants and somatic variants including those responsible for cancers (which affect RNA processing), the number is much larger. Affinity-based approaches generally cannot differentiate between spliceforms, whereas unbiased MS-based approaches survey proteins at the peptide level, enabling differentiation between spliceforms.
Peptide-level resolution is critical for identifying biologically important novel cancer biomarkers, as we demonstrated in our Nature Communications paper (Blume et al.). Using data from that paper, we identified several biomarkers at the peptide level that would have been missed if we had only focused on overall protein expression, including bone morphogenic protein 1 (BMP1). In a new paper currently in press with a peer-reviewed journal (Donavan et al.), we find that the known spliceforms of BMP1 exhibit differential abundance in cases and controls; the single short form is more abundant in cancer cases, while the long forms are more abundant in controls. In that paper, we propose a mechanism to explain the differential abundance based on lack of domains in the short form. This highlights the importance of generating data at the peptide level, which is made possible by the Proteograph Product Suite.

Figure 8: Identification of peptide-level variants of BMP1 enabled by an unbiased approach. Peptide-level identification reveals individual BMP1 variants, showing an opposite pattern of differential expression in the short vs. long variants of BMP1 in individuals with non-small-cell lung cancer (NSCLC) compared to normal controls.
Our Proprietary Engineered Nanoparticle Technology
The Proteograph Product Suite leverages our proprietary engineered NP technology to overcome the limitations of existing methods, and enable an easy-to-use workflow for unbiased, deep, rapid and scalable proteomic analysis. Our proprietary engineered NPs provide unbiased sampling of intact proteins across the dynamic range of the proteome, capturing molecular information at the peptide-level, including protein variants. The NPs eliminate the need for complex workflows required by other unbiased approaches, which we believe will make proteomics more accessible to the broader scientific community.
Typically, nanoparticles have a diameter in the tens to hundreds of nanometers, much smaller than a human hair, which has a diameter of 80,000 nanometers. When nanoparticles come into contact with a biological sample, a thin layer of intact proteins rapidly, selectively and reproducibly adsorbs onto their surface, forming what is called a protein “corona.” Additional intact proteins can also bind directly to proteins already attached to the nanoparticle through protein-protein interactions (PPIs), and intact protein complexes may also attach to the nanoparticle directly. Our engineered NPs capture intact proteins across the dynamic range without requiring prior knowledge of proteome composition or designing the assay for specific protein targets. In combination with an unbiased mass spectrometry readout, they reveal molecular information at the peptide level revealing protein variants. At binding equilibrium, which occurs within minutes after our NPs encounter a biosample, the selective sampling of proteins by our NPs is robust and highly reproducible.

Figure 9: Nanoparticles allow unbiased interrogation of proteoform diversity. Our nanoparticle technology leverages engineered physicochemical properties to reproducibly bind to proteins without prior knowledge, forming a protein corona.
The binding of proteins to the nanoparticle surface and protein sampling are primarily driven by three factors: (i) the affinity of a particular protein for the physicochemical surface of a specific nanoparticle; (ii) the concentration of a specific protein in a biological sample; and (iii) the affinity of the proteins for other proteins on the surface of the nanoparticle, forming PPIs. A variety of materials and methods are used to create different nanoparticles with distinct physicochemical properties, which generate a unique protein corona pattern and a unique proteomic fingerprint. As the amount of proteomic data increases, we will continue to refine the unique physicochemical properties of our NPs with advanced machine learning.
By combining nanoparticles in an assay, we can achieve a representative and thorough sampling across the dynamic range of the proteome, from high- to low-abundance proteins. In this way, we can replace complex biochemical laboratory workflows for the preparation of samples for deep, unbiased MS, enabling the capture of thousands of proteins from biofluids for large-scale proteomics studies. Nanoparticles can interrogate almost any solubilized biological sample, including cell or tissue homogenates, blood or blood components (such as plasma or serum), urine, saliva, cerebrospinal fluid and synovial fluid. This versatility, we believe, strongly suggests that a vast universe of different nanoparticles with different physicochemical properties could be employed across a broad range of sample types, to selectively, reproducibly and deeply sample the proteome in an unbiased way.
The Proteograph Product Suite leverages the power of our proprietary engineered NPs to:
•eliminate complex workflows required by other unbiased proteomic approaches;
•enable unbiased sampling of a variety of biological samples across the dynamic range of the proteome;
•identify and distinguish protein variants at the peptide level;
•identify and quantify protein variants;
•create a workflow that is compatible across a wide range of laboratory workflows, automation equipment, and sample processing and detection methods; and
•facilitate broad product adoption.
Using machine learning, we are able to design, synthesize and select different NPs and combinations of NPs to create multiple products and applications. We have validated our NP technology and the principle of protein corona formation as a robust and reproducible method to deeply and broadly profile the proteome in a high-throughput manner. We have characterized our technology and its performance in three peer-reviewed publications: Nature Communications (Blume et al.), PNAS (Ferdosi et al.), and Advanced Materials (Ferdosi et al.).

The Proteograph Product Suite
The Proteograph Product Suite is an integrated solution consisting of consumables, an automation instrument, and software to perform unbiased, deep proteomic analysis at scale in a matter of hours. We designed the Proteograph workflow to be efficient and easy-to-use, and to leverage common laboratory instrumentation to enable adoption in both centralized and decentralized settings, making deep, unbiased proteomics accessible to nearly any lab.
The Proteograph consumables consist of our NPs and all other consumables necessary to assay samples in an automated workflow on our SP100 automation instrument. Our automated workflow is custom configured for researchers to assay samples in approximately seven hours, which includes 30 minutes of hands-on time and six and a half hours of automated instrument time. The output from the Proteograph workflow consists of peptides ready to be processed and evaluated on an MS instrument. The Proteograph Product Suite is detector agnostic and, we believe, will be adaptable to other protein detection instruments in the future. The MS component of the Proteograph workflow is either provided by the researcher’s laboratory or can be outsourced to a third-party provider. We estimate that there are approximately 16,000 MS instruments with configurations typically used to perform proteomic analysis installed worldwide and, therefore, we believe that MS systems are readily accessible to researchers. The Proteograph Analysis Suite, a data analytics software suite, provides quality control and allows researchers to analyze and interpret the output from the system to gain insights from their data.
Figure 10: Proteograph Product Suite comprises consumables, an automation instrument, and software.
Consumables
For our first Proteograph assay, we employ a panel of five NPs, assay buffers and reagents for protein lysis and digestion, peptide purification, peptide quantification and the reconstitution of lyophilized materials. We designed the performance specifications of the Proteograph Product Suite to meet the core needs of the market in terms of protein coverage and sample throughput required for proteomic experiments that are unbiased and at-scale. The current product allows for the interrogation and processing of up to 16 samples in parallel on a single 96-well plate in approximately seven hours. Each sample incubates separately with each of the five nanoparticles, yielding 80 wells of peptides in a 96-well plate. The remaining 16 wells are reserved for integrated quality control samples to ensure consistent process performance and to aid in troubleshooting.
The ready availability of non-particle reagents, combined with our ability to efficiently design and fabricate different NPs with different chemical properties, greatly facilitates the development and production of future iterations or additional versions of the Proteograph assays to address potential customer needs, such as expanded protein coverage or specialized assays. Additionally, we can introduce new assays that allow for higher throughput of samples or lower sample volumes. We expect our second Proteograph assay to be available in 2023.

Automation Instrument
We designed the Proteograph assay to be run in a robust and automated manner on our SP100 automation instrument, which is a custom-configured, industry-standard, liquid handling workstation. Our SP100 instrument is designed to enable studies of hundreds to thousands of samples, with an automated workflow that allows for rapid, highly-parallel sample processing with 30 minutes of set-up time. We believe the flexibility of our instrument, coupled with the inherent diversity of our NP technology, provides a runway for many future potential applications and workflows.
The Proteograph workflow is driven by the Instrument Control Software (ICS) on the SP100 automation instrument. The workflow has been configured to process one full 96-well plate at a time, in just seven hours, processing 16 samples in parallel. Future workflows and products will be able to be run on the SP100 automation instrument with an accompanying software update. The output of the Proteograph workflow consists of peptides that are quantified, dried, and can be reconstituted when ready for injection into a mass spectrometer. MS provides quantitative unbiased detection, either on an instrument provided by the user, or sent out for MS analysis to a third-party provider.
Software
The Proteograph Analysis Suite (PAS) is designed for ease-of-use and efficiency to help users arrive at insights quickly. To accommodate varying customer needs, we have designed the PAS to be cloud-based and, in the future, to be available via more localized solutions that accommodate different customer types and geographies. The PAS offers a predefined workflow for data management and analysis, leveraging publicly available MS data analysis tools as well as our own proprietary analysis tools. Without the PAS, proteomics analysis requires expert knowledge and a scalable high-performance computer infrastructure. We believe that the PAS can accelerate adoption of the Proteograph among non-experts by providing an intuitive user interface that automates data handling, simplifies processing and analysis and provides access to a scalable infrastructure that can be used by any lab.
Currently, one potential roadblock for researchers is understanding and evaluating the quality of their results. The Proteograph Assay Kit incorporates a series of controls for monitoring assay performance, and an integrated view of the results of these control runs via the PAS. Customers can evaluate trends over time and implement performance boundaries around the expected values that flag unexpected outcomes in the data. We believe providing a simple, consistent interface to evaluate the control data and generate a quality control (QC) report will help customers understand our approach to QC in the Proteograph workflow, simplifying support.
In the third quarter of 2022, we launched the latest version of our Proteograph Analysis Suite, PAS 2.0, which incorporates a proteogenomic workflow that maps peptide-level data to genomic data to identify sample-specific variant peptides not captured in canonical reference databases. The workflow provides interactive tables and plots, enables visualization of identified peptides’ relationship to gene structure, protein domain information and functional regions; and creates amino acid-level browsable peptide data maps. We believe PAS 2.0’s intuitive visualizations make it faster and easier to discover protein targets for a wide range of applications.
As we continue to improve and extend our product portfolio, we expect to continue to expand the capabilities and features in PAS. Some examples include large dataset management, advanced data analysis tools and applications such as PPI analysis, PTM mapping, transcriptomic, genetic polymorphisms, multi-omics integration and systems biology framework analysis.
Proteograph Product Suite Performance
The Proteograph Product Suite provides five essential capabilities: (i) broad protein sampling with peptide-level resolution; (ii) deep coverage; (iii) accurate and precise measurement; (iv) reproducibility and (v) scalability for high-throughput studies. We believe that our integrated solution is the only product in the market that combines all of these technical and operational capabilities. Furthermore, we rigorously measure and evaluate each of these technical attributes, as we describe below.
•Breadth of protein sampling. This capability refers to conducting unbiased, highly-parallel sampling of the proteome. Each uniquely engineered NP selectively captures hundreds of distinct intact proteins from a biosample based on their abundance and affinity for the NP surface. This sampling capability is particularly strong in complex biofluids such as plasma. Our unique NPs capture significantly more proteins than current methods of unbiased proteomic analysis, as shown in Figure 11 below.
In a head-to-head experiment, we directly compared the breadth of the Proteograph Product Suite to other unbiased proteomics methods using the same biological sample. Neat plasma, which represents the simplest form of unbiased proteomic analysis requiring minimal processing time using another method, resulted in a breadth of coverage of 750 proteins. By adding processing steps such as depletion of high-abundance peptides and fractionation (separation of the remaining proteins into multiple fractions), the breadth of protein sampling increased to 1,596 proteins. However, using the Proteograph Product Suite, we detected 2,998 proteins in plasma, representing a major expansion in breadth of protein coverage. The Proteograph is not limited to a defined set of proteins, and samples across the dynamic range of proteins and protein variants that may be present in biosamples. We have exemplified the utility of the Proteograph in studying secreted proteins across several different sample types, including cell or tissue homogenates, blood or blood components (such as plasma or serum), urine, saliva, cerebrospinal fluid, synovial fluid and conditioned media. Across these studies, over 10,000 distinct proteins have been identified. When factoring in potential variants of these proteins, we believe the number of sampled proteins could be considerably larger. Importantly, the Proteograph protein data is obtained using an MS detector, which is the gold standard for proteomics, and data is conventionally reported with a one percent False Discovery Rate (FDR). This means that the reported proteins are identified with 99% confidence.
•Depth of coverage. The Proteograph is able to evaluate the proteome across a wide dynamic range of protein abundance. Figure 11 compares our assay’s depth of coverage to that of other scalable unbiased proteomic methods (i.e., 4x versus neat digestion) and not scalable unbiased proteomic methods (i.e., 2x versus fractionation and 3.5x depletion workflows). The Proteograph assay samples proteins across the entire dynamic range of the plasma proteome, as defined in the Human Plasma Proteome Project database (Schwenk et al.). The dotted vertical line in the center panel represents the 75th percentile point of depth of coverage for each method. The Proteograph assay reaches further into low-abundance proteins than fractionation, depletion or neat plasma methods as noted by the dotted line being furthest to the right of all workflows. Lastly, Figure 11 describes the peptide level resolution of each approach and shows approximately the same relative ratios of peptide counts as the corresponding protein group counts. The 17,703 peptides quantitatively measured by Proteograph in this single experiment provide additional information and potentially significant biological insight into protein variants.

Figure 11: The Proteograph identifies more proteomic content. The Proteograph workflow identifies 4x more protein groups than alternative MS-based workflows (left). Depth of the Proteograph captures protein groups spanning high to low abundance across the dynamic range versus alternative MS-based workflows (center). Additionally, the

Proteograph better resolves the complexity of the human plasma proteome at the peptide-level versus other MS-based methods (right).
•Accuracy of measurement. This capability measures how close the measured abundance of a protein is to the true abundance in a sample. The true abundance of large number of proteins at a protein variant level at scale is not independently possible, so we use the ratio of abundances in two samples to demonstrate the accuracy of protein abundance measurement. We demonstrate the accuracy of protein abundance measurement by mixing two different plasmas in different ratios and measuring the relative MS signal intensity. By spiking human plasma with bovine plasma, the Proteograph can detect and quantify peptides that are unique to the bovine proteome. Peptides differ between the two species because of genetic differences that result in detectable changes at the amino acid level. By mixing the two plasma samples, the Proteograph can make measurements across thousands of peptides, highlighting the Proteograph Product Suite’s real-world accuracy. Panel A of Figure 12 shows how the change in MS intensity or intensity fold change varies when mixing the two plasmas at different ratios. Panel B of Figure 12 shows the results of this experiment, looking at threefold changes: 2X, 5.5X, and 11X. At each level, the dashed line is the expected fold change. The gray bars represent the distribution of bovine unique peptides for a neat plasma workflow, and the teal bars represent the unique bovine peptides detected by both the Proteograph and the neat workflow. In all cases, the median of each distribution is close to the dashed line, indicating the median fold change is close to the expected value.
Figure 12: The Proteograph offers a high-degree of accuracy. (A) Three representative pairs of spiked-in samples and the expected fold changes of bovine proteins concentration in these pairs. (B) Distribution of observed fold changes of bovine proteins for three selected comparisons of spiked-in samples. The color indicates the data source: (i) neat digestion (gray), or (ii) Proteograph workflow constrained to proteins also identified in neat (teal). The horizontal dashed lines indicate the expected fold changes.

•Reproducibility of measurement. Reproducibility, also referred to as precision, is a measure of the consistency of protein abundance measurements (i.e., MS measured intensity) between repeated measurements of the same sample. A higher reproducibility indicates lower noise, which reduces the number of samples required to observe a true fold change in the study. Reproducibility is usually measured as the coefficient of variation (CV%), which is the standard deviation divided by the mean multiplied by 100. A lower CV% represents a more precise measurement. The CV across individual components of the workflow, including the Proteograph instrument and the mass spectrometry instrument, aggregate to form the overall CV% of the workflow (Figure 13; left panel). The typical CV% of MS instrumentation, derived by running the same peptide mixture in consecutive MS injections, is approximately 10%. Using the Proteograph assay to make protein measurements within a single plate adds approximately 7%, for a total CV of about 17%. Running a study across multiple plates and days adds further MS and Proteograph variability for a total system CV% of approximately 20%. Using data acquired over a long-running study, the Proteograph can derive power curves illustrating the power to detect fold changes of different sizes (Figure 13; right panel). For example, 1.5-fold and two-fold changes in protein abundance can be detected with 90% power in sample sizes of 192 and 66, respectively. Typical biological cohorts are much larger than this to capture biological variability and so we believe that the reproducibility of the Proteograph is well-calibrated for biomarker discovery and clinical proteomics.
Figure 13: (A) contributors to CV; (B) smaller fold changes can be detected with increased power with larger study sizes.
•Scalability. The Proteograph Product Suite enables rapid and large-scale proteomic sample processing in a seven-hour workflow, compared to other unbiased solutions that can take days to weeks. With our current assay, we can process sixteen samples in a single run of the Proteograph SP100 instrument. Therefore, a single Proteograph Product Suite coupled with two MS instruments can process 48 samples in approximately two and a half days for unbiased and deep proteomic analysis. In comparison, the unbiased workflows developed by leading proteomics labs can take weeks for sample preparation and MS measurement to reach an equivalent depth of proteomic coverage.
We believe that the Proteograph will be attractive to researchers who are looking for an easy-to-use, scalable approach with a unique combination of attributes spanning breadth, depth, accuracy, reproducibility and precision of measurement, and the speed and throughput necessary for large-scale proteomics studies. Furthermore, the peptide-level data that the Proteograph Product Suite provides at scale are crucial for gaining novel biological insights.
Markets
We believe that the Proteograph Product Suite has two primary near-term markets: the approximately $24 billion global proteomics market, and the $26 billion global genomics market, as reported by Allied Market Research and Technavio, respectively. Potential applications of the Proteograph could span several areas, including basic research and discovery, translational research, diagnostics and applications. The proteomics market is estimated by Allied Market Research to have spent $18 billion on reagents, $4 billion on instruments, and $1.5 billion on services in 2021. We believe that we will be competing in both the proteomics reagent and instrument markets in the near term, while our service provider customers and Centers of Excellence (COEs) will be accessing the services component. According to Technavio, the genomics market consists of approximately $16 billion spent on products and $9.5 billion spent on services. We believe that we will similarly be able to attract spending on both products and services as genomic customers link genotype to phenotype by supplementing existing genomic data with proteomics data. These applications can be used across basic research, translational research, pharmaceutical, commercial and contract research organization (CRO) customer segments.
We currently sell and market the Proteograph Product Suite for research use only (RUO). However, we believe that the capabilities of the Proteograph Product Suite may enable other applications in the future. We may in the future seek premarket approval or clearance for the Proteograph Product Suite in order to allow our customers to use the Proteograph in other product offerings. We expect that the Proteograph Product Suite’s unique value proposition will appeal to proteomics researchers who value deep and unbiased proteomic information and seek to scale experiments to much larger sample sizes with greater speed and efficiency. Moreover, we believe that as more genomics researchers incorporate other -omics approaches to elucidate key genomic findings, the Proteograph will uniquely provide large-scale, unbiased and deep proteomic information to complement genomic information, and enable researchers to gain a clearer picture of both biology and genomic risk factors. We anticipate that in the longer term, the capabilities of the Proteograph and future products may yield new end-markets, applications and business models that complement existing proteomics and genomics markets.
Proteomics
According to Allied Market Research, the global proteomics market was valued at approximately $24 billion in 2021, and is expected to grow to $49 billion in 2026, representing a 15% compound annual growth rate. The market is divided into three categories, 61% focused on drug discovery, 34% on disease diagnosis and 5% on other applications. Products in the proteomics market include spectrometry, microarray and chromatography instruments as well as reagents, for both unbiased and biased proteomics. However, most proteomic analyses of high dynamic range samples to date rely on biased or targeted methods or expensive, complex, and laborious unbiased or de novo deep methods, which are limited to analyzing only tens of samples instead of the thousands needed to power large-scale studies. Few methods are based on capture of intact proteins that enable analysis of proteome complexity at the level of amino acid variants, PTMs and PPIs, all of which have the potential to generate important biological insights. We believe that the unique capabilities of the Proteograph Product Suite will appeal to researchers, either as a complement or alternative to current approaches, or as a wholly-novel way to survey the proteome.
We estimate that there are approximately 16,000 MS instruments with configurations typically used to perform proteomic analysis installed worldwide. By leveraging the installed base of MS instruments, we believe we can accelerate adoption of the Proteograph’s technology. The Proteograph could be a robust alternative to both unbiased and biased proteomics approaches, particularly in the discovery of new biology insight. As a result, the Proteograph has the potential to grow the proteomics market by enabling new applications for unbiased proteomics spanning research, translational and clinical settings.
Genomics
According to Technavio, the global genomics market was valued at approximately $26 billion in 2021, and is expected to reach $42 billion by 2026, representing a compound annual growth rate of approximately 10%. We believe that large-scale deep, unbiased proteomics studies enabled by the Proteograph could provide important missing biological information to improve the functional characterization of genomic variants, enabling large-scale proteogenomics. Complementing large-scale genomics analysis with large-scale proteomic analysis could enhance and accelerate our understanding of biology and human health, and ultimately the treatment of disease. Therefore, we believe the Proteograph solution can attract an increasing number of genomics customers, especially those in translational settings, who are looking to leverage multi-omics approaches to further annotate genomic variants in terms of function and connect genotype to phenotype.
New Markets
We also believe that the Proteograph Product Suite, similarly to the commercial impact of a broadened access to genomics products, will enable novel applications and insights, leading to new end-markets. For example, non-

invasive prenatal testing and precision oncology currently make up a significant part of the current genomics market, which would have been difficult to predict a decade ago. We anticipate that the same dynamic of new market creation will occur in proteomics, with one such application for proteomics being early disease detection. In the third quarter of 2020, we spun out a new entity, PrognomiQ, Inc. (PrognomiQ), which is developing novel early detection diagnostic tests that leverage the Proteograph Product Suite in combination with other -omics, including genomics, metabolomics and lipidomics. More broadly, we believe the Proteograph solution has the potential to further stimulate growth of new applications and end-markets in additional ecosystems.
The Advantages of the Proteograph Product Suite
We believe the Proteograph Product Suite and its underlying NP technology have unique advantages:
•The first commercially available solution to combine unbiased, deep, rapid and large-scale access to the proteome. Other proteomics technologies currently exist, but we believe that the Proteograph Product Suite fills a gap by providing all four attributes in a single solution with an easy-to-use workflow.
•Provides unique insight into protein variation at the peptide level, with a depth and scale that sets a new standard for unbiased and deep proteomics. The Proteograph’s ability to capture protein variations at scale enables synergistic insights when combined with genomic variations, yielding informative individualized models of biology at population scale.
•Allows for wide adoption by customers in both decentralized and centralized settings. The Proteograph Product Suite is an integrated solution that includes consumables, an automation instrument and software, and was designed to deliver ease-of-use, efficiency, robustness and reproducibility of results and to complement existing laboratory infrastructure. Its simple and integrated workflow enables the customer to use their own MS instrument or leverage a widely available installed base of MS instruments. We believe these features will facilitate broad adoption of the Proteograph solution across a variety of laboratories and institutions in both decentralized and centralized settings.
•Offers a core technology with the potential for development of a range of products, applications and platforms. Our diverse and expanding library of NP surfaces can support the development of new products catering to various applications and customer needs. We are using machine-learning techniques and conducting large-scale analyses to understand relationships between NP surfaces and protein binding in order to design our future products.
•Provides core technology with significant operational leverage in research and development, manufacturing and commercialization. NP-based products are efficient to design, develop and manufacture. We believe that by leveraging our understanding of NP surfaces, software and analytics capabilities, we can rapidly develop new products. Our NP manufacturing process uses well-characterized inputs and methods, which require relatively modest investments in capital equipment and space. This capital-efficient and labor-efficient model has high operating leverage potential.
•Presents a solution with sustainable differentiation. The Proteograph is uniquely capable of generating robust, reproducible, deep and unbiased proteomic data. As this data is used by more customers to generate insights, we believe this cycle will fuel further adoption of the Proteograph Product Suite throughout the industry. The Proteograph workflow is fully integrable with customer workflows and provides a unique user experience with the support of our software packages, making it a sustainable solution within customer organizations. Our NP technology, SP100 automation instrument, and software are protected by numerous issued patents and pending patent applications worldwide, covering improvements in NPs, assay methods and ways to leverage proteomic data and information for life sciences research, clinical diagnostic and drug discovery applications.

Our Strategy
Our mission is to imagine and pioneer new ways to decode the secrets of the proteome to improve human health. Our growth strategy is to:
•Drive adoption of the Proteograph Product Suite to enable researchers to create large-scale unbiased proteomic datasets that generate transformative scientific insights. Our Proteograph Product Suite uniquely enables researchers and clinicians to generate unbiased, deep proteomic information at speed and scale not previously possible. These capabilities have broad application, spanning basic research and discovery, translational research, diagnostics and applied applications.
•Invest in market development activities to demonstrate the importance of large-scale proteomic data and the ability to access it. To expand and accelerate demand for our products, particularly as new applications are developed and adopted by customers, we plan to invest in market development activities to educate prospective customers, funding bodies, commercial entities, government-sponsored -omics programs, and other stakeholders of the importance of large-scale unbiased and deep proteomic data. This effort will likely include collaborations with key opinion leaders, generation of peer-reviewed publications, sponsorship of targeted projects, joint publications and seminars, and industry partnerships. We plan to demonstrate the value of large-scale unbiased and deep proteomic data, as well as the unique capabilities offered by our products.
•Innovate continuously to develop and commercialize additional transformative products to access the proteome and accelerate our understanding of biology. We aim to continuously innovate and develop new products, applications, workflows and analysis tools that simplify and accelerate researchers and clinicians’ ability to generate proteomic data and to connect proteomic data to genomic and transcriptomic data that drive novel biological insights. As leaders in NGS have demonstrated, our sustainable advantage will come from continual development and commercialization of new products and applications based on our technology. We will drive innovation through both internal R&D projects and from collaborations with customers and partners.
•Build our commercial infrastructure and manufacturing capabilities to enable expansion of our global customer base. We are establishing our commercial infrastructure to sell and support our products directly in the United States, the European Union,and United Kingdom. We are expanding access to our products in other geographies, starting with select countries in Asia Pacific through distributors, and eventually to the rest of the world. We are also scaling our manufacturing capabilities in our facility in Redwood City, California, and will continually evaluate and optimize our manufacturing and supply chain footprint to meet our business objectives.
•Foster the creation of an ecosystem of customers, partners and collaborators whose expertise and offerings complement and enhance the power and utility of our products. We intend to seed and develop a new ecosystem of applications and organizations based upon large-scale proteomic analysis. This ecosystem could include areas such as disease detection, large-scale population studies, agriculture, environmental monitoring and food safety. To help seed the growth of this ecosystem, we spun-out PrognomiQ, which is developing and will commercialize diagnostic tests for early disease detection, leveraging the Proteograph Product Suite in combination with other -omics technologies.
•Expand our proprietary engineered NP technology to analyze molecules beyond proteins. We intend to expand the scope of our proprietary engineered NP technology to analyze other biomolecules, such nucleic acids and metabolites. As we continue to work closely with our customers, we will better understand their needs and requirements, which will inform our product development pathway and development of our library of NPs and our software capabilities to address other -omics applications.

The Applications of the Proteograph Product Suite
We believe the ability to generate unbiased, deep, proteomic data at scale, with rich content at the protein variant level, will have a wide range of applications in proteomics, including basic research and discovery, translational research, diagnostics and applied markets. This data can be used in many of the same application areas as genomics data, as well as proteomics applications that are uniquely possible with unbiased proteomic data, and in new applications that the field will develop in the future.
In addition, the Proteograph Product Suite’s versatility allows it to analyze not only plasma and serum, but also other biofluids across humans and model organisms. For example, when we compared the performance of the Proteograph Product Suite workflow with that of neat biological samples across model organism plasma, urine, cerebral spinal fluid, and conditioned media, we noted superior protein group identification by the Proteograph of 4x, 1.5x, 1.5x, and 8.6x, respectively. Importantly, in each sample, we measured tens of thousands of data points at the peptide level, providing information on thousands of proteins. We believe this extensibility offers researchers a powerful and flexible tool to utilize across a variety of applications and sample types.
Basic Research and Discovery Applications
We believe that the Proteograph will be a valuable tool for researchers across a wide range of basic research and discovery applications, including cataloging protein diversity, proteogenomics and exploring the interactome. Studies in these areas are currently limited in scale by the complexity of unbiased methods or the limited set of affinity-based reagents available for biased methods. The Proteograph Product Suite is designed to enable the use of unbiased proteomic data at scale, which we believe will greatly accelerate these areas of basic research and discovery.
Cataloging protein diversity
The Proteograph Product Suite is designed to enable researchers to explore the complexity and diversity of the proteome with peptide level resolution. We anticipate that researchers will use the Proteograph solution to catalog protein variants in a manner similar to the cataloging of genetic variants over the past 15 years, providing functional context at a scale that is not currently accessible with other proteomics methods. We believe that the identification of protein variants, including those resulting from PTMs such as glycosylation and phosphorylation, has the potential to significantly transform the life sciences field.
Proteogenomics
Proteogenomics is a rapidly growing field of research that integrates genomic and transcriptomic information with proteomic information, using personalized protein sequence databases to identify novel peptides. The Proteograph generates large-scale unbiased proteomic data, enabling researchers to map protein variants to genomic variants, advancing the field of proteogenomics. We anticipate that as researchers conduct large-scale proteomics studies with the Proteograph, proteogenomic content will rapidly increase, providing functional information to existing genomics and gene expression information.
Translational Research Applications
Researchers can use the Proteograph for translational research applications aimed at shortening the time from early discovery research to clinical application. The Proteograph Product Suite allows clinical and translational researchers an opportunity to perform unbiased, deep and large-scale proteomics studies in therapeutic and diagnostic research and clinical trials, which can allow for significant advances in biomarker discovery, target identification and exploration and clinical trial applications.
Biomarker Discovery
Currently, de novo biomarker discovery research is limited by the size of unbiased studies or is targeted in nature. These approaches have yet to uncover the large number of potential single biomarkers or combinations of markers for a range of clinical applications. The Proteograph has the potential to enable the discovery of biomarkers through large-scale, unbiased and deep proteomics studies.
Target Identification and Exploration
We believe that large-scale access to protein variant information that map to different states of health and disease, as enabled by the Proteograph and concurrent advances in proteogenomics, could lead to the discovery of personalized drug targets that could number in the hundreds of thousands. We believe that the translational application of the Proteograph for potential biomarker development may also be applied to the identification of novel targets for therapeutic development. Components of classifiers may themselves become targets for drug development, or they may point to new knowledge with respect to disease mechanisms, which could then aid in the exploration of additional targets and/or help to elucidate the function of potential targets, particularly if these targets are discovered with genomics approaches, but lack protein functional context.
Clinical Trial Applications
The Proteograph Product Suite provides clinical researchers with the opportunity to perform deep and broad proteomic profiling of subjects in therapeutic clinical trials, enabling the real-time monitoring of protein-related drug effects, distribution and metabolism. These attributes are essential in virtually all clinical drug trials. Current methods use biased or targeted panels of proteins. It is currently impractical to do this type of monitoring with unbiased proteomic methods, given the inability of these methods to scale to the hundreds or thousands of samples that are evaluated in clinical trials.
The Proteograph Product Suite may also enable patient selection and grouping based on patients’ proteomics profiles, leading to improved ability to confirm efficacy for novel therapies in complex diseases that involve multiple physiological systems. While genomic approaches are widely used to select patients in cancer and rare genetic disease clinical trials, their use in other indications has been limited by a lack of genetic understanding of these diseases. We believe that the Proteograph has the potential to generate useful proteomic signatures that can complement genomic and other patient selection criteria, improving patient selection and segmentation for clinical trials, particularly for indications outside of cancer and rare genetic diseases.
Diagnostic Applications
We believe that the Proteograph Product Suite also holds significant diagnostic potential. The unbiased, deep and scalable proteomic data generated by the Proteograph has the potential to create ecosystems, similar to the way in which NGS enabled genomics-based diagnostics for cancer and rare genetic diseases. We expect that companies in the healthcare testing space, including our spin-out PrognomiQ, will utilize the Proteograph solution, and we are committed to supporting all of our customers as the ecosystem grows, not only in their basic research and translational research applications but also as they develop their own diagnostic applications.
Applied Applications in Agriculture, Animal Health, Environmental Monitoring and Food Safety
We see significant opportunities for the Proteograph solution to be applied in areas beyond human health, including areas where broad-scale genomics is being widely applied today, and applications where proteomics can uniquely enable the creation of end-markets. We believe that unbiased, deep and large-scale proteomic information, which can be enabled by the Proteograph, can complement and extend the value of genomics, transcriptomics and metabolomics information in fields such as agriculture, animal health, environmental monitoring and food safety.
Given the robustness of the Proteograph Product Suite and the ability of its core NP technology to work across species, we believe there is significant interest and an attractive market opportunity for implementation of the Proteograph Product Suite in model organisms and the animal health markets to pursue opportunities in diagnostic and therapeutic development. We have already demonstrated the application of the Proteograph Product Suite in projects in mouse, pig, feline, chicken, canine, baboon and bovine plasmas.
PrognomiQ
In August 2020, we made a strategic decision to transfer certain assets related to disease testing to PrognomiQ, a wholly owned subsidiary of the Company, in exchange for all of its outstanding equity interests. Following the transfer, we completed a pro-rata distribution to our stockholders of most of the shares of capital stock of

PrognomiQ. Following the distribution and two subsequent financings of PrognomiQ totaling approximately $102 million, we hold approximately 15% of the outstanding equity in PrognomiQ.
The rationale for this transaction was to enable the growth of ecosystems around new applications that leverage unbiased, deep and large-scale proteomic information. The transaction allows us to remain focused on our core strategy of providing proteomics solutions to all customers across these ecosystems, rather than potentially competing with, or creating the perception that we are competing with, our customers. Our relationship with PrognomiQ does not preclude us from selling the Proteograph Product Suite to any customer in any geography, nor does it preclude our customers from using the Proteograph in any way. PrognomiQ seeks to combine the protein data from the Proteograph with genomics and other -omics data, to develop a multi-omics approach to health and disease testing. We believe this initiative will increase the adoption of the Proteograph Product Suite in these applications.
Omid Farokhzad, our Chief Executive Officer and President, and Chair of our board of directors, also serves as the Chair of PrognomiQ’s board of directors. Philip Ma, Ph.D., our former Chief Business Officer, serves as the Chief Executive Officer and President of PrognomiQ. While Dr. Ma has fully transitioned to PrognomiQ, he will continue to consult until April 2023 at which time, Dr. Ma’s consulting agreement will automatically renew for subsequent one year terms unless and until terminated.
Commercial
Commercial Strategy
We are focused on developing the market for deep, unbiased, rapid proteomics at scale by improving accessibility to our technology and growing the installed base of the Proteograph across a wide variety of customer types. We believe that enabling breakthrough science, demonstrating the power of our technology and catalyzing new applications and markets will lead to increased utilization of the Proteograph Product Suite by our customers. We are initially focused on research applications for the Proteograph Product Suite and selling and marketing the Proteograph for RUO. We started broad commercialization of the Proteograph Product Suite in January 2022 and shipped 22 instruments in 2022, bringing our total system shipments to 39 as of December 31, 2022.
Our market development efforts are focused on creating a body of evidence to support unbiased, deep proteomics at-scale by establishing relationships with key thought leaders and driving programs that make it easier for labs of all types to undertake first-of-their-kind studies. We believe that paving the way with standards, methods and proof in the form of published data empowers the scientific community to move forward more rapidly.
•Centers of Excellence (COE) Program: We have partnered with select service facilities and core labs globally to be Centers of Excellence for the Proteograph. These sites have become our customers and provide fee-for-service capabilities that allow interested parties to access and evaluate the Proteograph Product Suite using their own samples. We expect that these COEs will actively promote the Proteograph solution and its capabilities, help us further raise awareness, and increase the accessibility of the Proteograph to a wider range of customers.
•Proteogenomics Consortium: We have formed the Proteogenomics Consortium (PGC) to accelerate access to proteogenomic studies in partnership with Discovery Life Sciences (Discovery) and SCIEX, with the stated eventual goal of developing capacity to analyze 100,000 samples annually. Discovery announced in December 2022 that it is accepting customer samples for analysis.
•Key Opinion Leader (KOL) Relationships: The generation of publications and scientific presentations is a core pillar of our market development strategy and is important for establishing validity and utility of new disruptive products in the life sciences community. We are working closely with our customers, including KOLs, to generate clear use-cases, as well as peer-reviewed publications that illustrate the Proteograph’s performance claims and value proposition.
•Commercial Partnerships: We have partnered with leading mass spectrometry instrumentation providers, including Thermo Fisher Scientific, Bruker Corporation and SCIEX to establish partnerships that include lead sharing, co-marketing, and co-development of end-to-end workflows to enable broad education of the market as well as easy-to-implement workflows.

•Geographic Partnerships: As we expand geographically, we have partnered to enable access in key regions, such as China, where Enlight Medical is our distribution partner and they educate, develop and expand the market for the Proteograph Product Suite.
We are initially targeting potential customers who value unbiased and deep proteomic information and are performing proteomic or genomic analysis at academic institutions, translational research groups and biopharmaceutical companies. Our direct sales and marketing efforts are focused on the principal investigators, researchers, department heads, research laboratory directors and core facility directors who control the buying decisions. We expect these customers to purchase the Proteograph Product Suite and associated consumables in line with typical purchases of other life science instrumentation and consumables. We believe that we have priced the Proteograph Product Suite to be affordable to most researchers who can direct buying decisions, without the need for additional levels of approval, simplifying our sales process. For example, we price the SP100 automation instrument comparably to other similar automated fluid handling systems currently available. We price the Proteograph consumables, on a per-sample basis, in a range similar to that of other life sciences consumables that provide deep and unbiased -omics information.
To service our Proteograph customers, we provide multiple levels of technical service for the Proteograph Product Suite, depending upon the customer's needs. We recognize that excellent customer support can be a critical part of a customer experience, and we will invest accordingly in our technical and application support to achieve the desired levels of service.

Commercial Organization
We are currently building out our commercial organization across Marketing, Sales, and Customer Experience functions to support demand, with the goal of delivering an exceptional customer experience. We believe that coupling an exceptional customer experience with a transformative product will allow us to deliver substantial value to our customers, build long-term customer loyalty, enhance our competitive differentiation and, importantly, use our customer relationships to gain insights that inform our product development to grow our offerings in ways that will benefit our customers.
In North America, the United Kingdom and select countries of the European Union, we have direct sales and customer experience personnel, including Regional Business Managers (RBM), Field Application Scientists and Field Service Engineers. In addition to these direct personnel, we have significant marketing, customer experience and technical support personnel located in our offices in Redwood City and San Diego, California. The RBM are focused on identifying potential customers who have a strong interest in deep, unbiased proteomics and access to sufficient sample cohorts and capital to help drive long-term usage. They work closely with our marketing personnel to identify, qualify and close these customer opportunities. The Field Application Scientists also help in the sales process, they are primarily responsible for ensuring that customers have an exemplary experience once a purchase has been made. This ranges from providing customer training to working with each customer to help them optimize their methods and applications. Our Field Service Engineers perform installation and provide on-site service support for any technical problems or repairs that are needed.
In China, we have entered the market through our distribution partner, Enlight Medical, who provides sales, marketing, distribution and customer support services. We will continue to evaluate entering other geographies and countries over time and will likely initially enter those markets through distribution partners.

Suppliers and Manufacturing
Our overall manufacturing strategy is to continuously develop and refine our processes to achieve our objectives of continuity of supply, quality of supply and margin enhancement. Over time, this may lead to in-sourcing or outsourcing certain functions, including manufacturing, in various geographic locations in order to achieve our objectives.
Consumables
We leverage well-established unit operations to formulate and manufacture our NPs at our facilities in Redwood City, California. We procure certain components of our consumables from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing our proprietary engineered NPs. We are currently manufacturing using our production-scale and pilot lines and continue to build out our manufacturing capabilities to support broad commercial availability of our products. We obtain some of the reagents and components used in the Proteograph workflow from third-party suppliers. While some of these reagents and components are currently sourced from a single supplier, these products are readily available from numerous suppliers. While we currently perform some filling and packaging of the Proteograph assay and the related consumables, we may eventually have our filling and packaging outsourced to a third party. We conduct vendor and component qualification for components provided by third-party suppliers and quality control tests on our NPs.
Automation Instrument
We designed the SP100 automation instrument and have outsourced its manufacturing to Hamilton Company, a leading manufacturer of automated liquid handling workstations. We have entered into a non-exclusive agreement with Hamilton that covers the manufacturing of the SP100 automation instrument and its continued supply on a purchase order basis. The agreement has an initial term that runs three years following our commercial launch. We have the option to extend the term of the agreement with Hamilton upon written notice at the end of the initial term; provided that prices are only fixed during the initial term of the agreement. Hamilton has represented to us that it maintains ISO 9001 and ISO 13485 certification.
Competition
The life sciences technology industry is highly dynamic, marked by rapidly advancing technologies, intense competition and a strong focus on intellectual property. In the proteomics market, companies offer a range of analytical instruments, such as chromatography and MS instruments, and associated reagents. Competition in the proteomics market is based on proprietary technologies, rapid product development capabilities, applications and intellectual property. We believe that no currently commercially available products offer the capability to conduct unbiased, deep proteomics studies of high dynamic range samples at the same scale and throughput as the Proteograph Product Suite. However, given the potential market opportunity and scientific promise of proteomics, we expect the competition to increase and, as a result, one or more competing products to emerge in the future. Competing products may emerge from various sources, including life sciences tools, diagnostics, pharmaceutical and biotechnology companies, third-party service providers, academic research institutions, governmental agencies, and public and private research institutions.
Current companies that provide proteomics products include Agilent Technologies, Bruker Corporation, Danaher, DiaSorin and Thermo Fisher Scientific. There are also a number of companies that provide proteomic analysis services. In addition, multiple emerging growth companies have developed, or are developing, proteomics products, services and solutions, such as Nautilus Biotechnology, Olink Proteomics, Quanterix, Quantum-Si and SomaLogic.
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
We label and sell our products for RUO and expect to sell them to academic institutions, life sciences and research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled for research use only, not for use in diagnostic procedures. Accordingly, we believe our products, as we intend to market them, are not subject to regulation by FDA. Rather, while FDA regulations require that research use only products be labeled with – “For Research Use Only. Not for use in diagnostic procedures.” – the regulations do not subject such products to the FDA’s jurisdiction or the broader pre- and post-market controls for medical devices.
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
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In the future, if we decide to distribute or market our diagnostic products as IVDs in Europe, such products will be subject to regulation under the IVD Medical Device Regulation (IVDR) European Union (EU)

2017/746, which replaces the IVD Directive, is significantly more extensive than the IVD Directive, including requirements on performance data and quality system, and went into application in May 2022. Recently, the European Parliament voted to extend the transition timelines for IVDR. Outside of the EU, regulatory approval needs to be sought on a country-by-country basis in order to market medical devices. Although there is a trend towards harmonization of quality system, standards and regulations in each country may vary substantially which can affect timelines of introduction.
In August 2020, the Department of Health and Human Services (HHS) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers. Any restrictions or heightened regulatory requirements on LDTs, IVDs, or RUO products by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products, increase our compliance costs, and negatively impact our business and profitability. We will continue to monitor and assess the impact of changing regulatory landscape on our business.
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
For further discussion of the risks we face relating to regulation, see the section titled “Risk factors—Risks related to our business and industry.”
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
For further discussion of the risks we face relating to regulation, see the section titled “Risk factors—Risks related to our business and industry.”
Intellectual Property
Our success depends in part on our ability to obtain and maintain intellectual property protection for our products and technology. We use a variety of intellectual property protection strategies, including patents, trademarks, trade secrets and other methods of protecting proprietary information.
As of December 31, 2022, we owned or exclusively licensed over 125 issued patents and patent applications worldwide. Our intellectual property portfolio includes patents and patent applications directed to proteomic assays, nanoparticle chemistry, data analysis and automation instruments. Our owned or exclusively licensed patents and patent applications, if issued, are expected to expire between 2023 and 2043, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
We exclusively license U.S. patents and patent applications, as well as ex-U.S. patents and pending patent applications from The Brigham and Women’s Hospital (BWH). These patents and patent applications are directed to methods for identifying a biological state, including classification and early detection of cancers and other diseases, using nanoparticle and biosensor compositions, as well as other nanoparticle compositions. Our in-licensed patents and patent applications, if issued, are expected to expire between 2027 and 2037, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
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
In consideration for the licenses granted under the agreement, we must pay BWH annual license fees and a low single digit royalty on net sales of licensed products in any country during the term of the agreement, which is credited against the annual license fees. In the event we commercialize a product in the therapeutic space, we are also required to make certain drug-approval regulatory and commercialization milestone payments to BWH of up to a mid-seven digit figure in the aggregate for licensed products. In the event we sublicense any of the licensed intellectual property, we must pay BWH a percentage of any sublicense income received by us, which on a going-forward basis will be in the high single digits.
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
In the event we elect to grant an exclusive license to a third party in the field of human diagnostics for any of the patents and patent applications licensed or sublicensed, as applicable, to PrognomiQ under the respective agreements, we are required to first negotiate with PrognomiQ for a period of sixty days for a license or sublicense, as applicable, to such rights on reasonable terms. Furthermore, for a period of two years after the effective date, we are required to negotiate in good faith with PrognomiQ for a license or sublicense, as applicable, to any improvements to the patents and patent applications assigned or licensed or sublicensed, as applicable, under the intellectual property transfer and license agreement and the intellectual property sublicense agreement. In an amendment to the intellectual property transfer and license agreement on July 28, 2022, we agreed to extend this negotiation period to three years after the effective date.
Neither party may assign the intellectual property transfer and license agreement nor any rights or obligations under the agreement without the other party’s prior written consent, other than to an affiliate or pursuant to an acquisition. PrognomiQ may not assign the intellectual property sublicense agreement or any rights or obligations under the agreement without our prior written consent, other than to an affiliate or pursuant to an acquisition, and in any event only with BWH’s prior written consent. Our right to assign the intellectual property sublicense agreement and any rights or obligations under the agreement is subject to the terms and conditions of our license with BWH. Unless terminated earlier, the terms of both agreements continue until the expiration of the last to expire intellectual property right granted under such agreement. Either party may terminate either agreement for an uncured breach of the other party, upon which all licenses granted under such agreement to the breaching party will terminate.

Collaborators
As part of the initial Collaboration phase of our completed three-phase commercial strategy for the Proteograph Product Suite, we entered collaboration agreements with Oregon Health & Science University (OHSU), an academic health center, The Broad Institute of MIT and Harvard (Broad Institute), a biomedical and genomic research center, the Salk Institute for Biological Studies, a multi-disciplinary research institute focused on addressing challenging health issues, including cancer, Alzheimer’s and diabetes, and Discovery Life Sciences, a provider of biomedical and genomic research services. We have worked closely with our collaborators to help exemplify applications for the Proteograph Product Suite. For example, researchers at OHSU are using our products to facilitate various research efforts focused on proteomic profiling of various oncology versus control samples to determine protein signatures common between various cancer samples versus signatures found in control samples. Additionally, researchers at the Broad Institute use our products to analyze protein signatures in diseased vs. non-diseased samples undergoing drug perturbations in various clinical applications including cardiovascular disease.
Proteogenomics Consortium
In January 2022, we entered into an agreement to form the PGC with Discovery and SCIEX. Through this multi-year effort, Discovery will expand and offer deep, unbiased proteomics capabilities to their existing genomics customers using the Proteograph Product Suite and the SCIEX ZenoTOF 7600 platform. The consortium has the objective to build capacity to analyze 100,000 samples per year to enable large-scale, unbiased plasma proteomic studies. In December 2022, Discovery announced the launch of its Proteomics Services Division, which includes services offered by the PGC, and that it is accepting customer samples from pharmaceutical and biotech companies, government, and non-profit and academic research centers. The PGC will offer unbiased, high resolution proteogenomic services to help uncover novel biomarkers that can be mapped back to underlying genetic variations.
Scientific Advisory Board
We have assembled a highly-qualified scientific advisory board composed of advisors who have deep expertise in the fields of nanotechnology, proteomics, genomics, medicine, regulatory compliance and data science. Our scientific advisory board is composed of Robert Langer, Sc.D., Mostafa Ronaghi, Ph.D., Erwin Böttinger, M.D., Charles Cantor, Ph.D., Bradley Hyman, M.D., Steve Carr, Ph.D., Joshua Coon, Ph.D., Luis Diaz, M.D., Josh Elias, Ph.D., Vivek Farias, Ph.D., Wolfgang Parak, Ph.D. and Ralph Weissleder, M.D.
Employees
Our employees are guided by our mission to imagine and pioneer news ways to decode the secrets of the proteome to improve human health. Our core values Better Together, Customer Centric, Difference Makers, People First and Trailblazers guide us toward achieving our mission. Our core values set the foundation for how we conduct business, interact with each other and our customers and evaluate employee performance.
As of December 31, 2022, we had 164 employees; 160 employees were based in the United States, one employee was based in Canada and three employees were based in the United Kingdom. Many of our employees are highly educated, holding masters and doctorate degrees. Of these employees, 80 were engaged in research and development activities, 21 were engaged in manufacturing and operations and 63 were engaged in selling, general, and administrative activities. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or covered under a collective bargaining agreement.
Diversity, equality and inclusion awareness and training were an important part of our 2022 human capital strategy. As of December 31, 2022, 66% of our employees were women and people of color.
Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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
References
Published studies referenced throughout this Annual Report are cited below. These studies are not a part of this prospectus and are not incorporated by reference in this Annual Report.
Backman, J.D. et al. Exome sequencing and analysis of 454,787 UK Biobank participants. Nature 599, 628–634 (2021)
Bludau, I. et al. Proteomic and interactomic insights into the molecular basis of cell functional diversity. Nat Rev Molec Cell Biol 21, 327–340 (2020).
Blume, J.E. et al. Rapid, deep and precise profiling of the plasma proteome with multi-nanoparticle protein corona. Nat. Commun. 11 (2020).
Buccitelli C. and Selbach M. mRNAs, proteins and the emerging principles of gene expression control. Nat Rev Genet. 21(10):630-644 (2020).
Donovan M. et al. Functionally distinct BMP1 isoforms show an opposite pattern of abundance in plasma from non-small cell lung cancer subjects and controls (in press; bioRxiv).
Ferdosi, S. et al. Engineered nanoparticles enable deep proteomic studies at scale by leveraging tunable nano-bio interactions. PNAS. 119(11) (2022).
Ferdosi, S. et al. Enhanced competition at the nano-bio interface enables comprehensive characterization of protein corona dynamics and deep coverage of proteomes. Advanced Materials. 34, 2206008 (2022).
Keshishian, H. et al. Quantitative, multiplexed workflow for deep analysis of human blood plasma and biomarker discovery by mass spectrometry. Nat. Proc. 12 1683-1701 (2017).
Keshishian, H. et al. Multiplexed, quantitative workflow for sensitive biomarker discovery in plasma yields novel candidates for early myocardial injury. Molec & Cellular Proteomics 14(9) 2375-2393 (2015).
Nakahata and Kawamoto. Tissue-dependent isoforms of mammalian Fox-1 homologs are associated with tissue-specific splicing activities. Nucleic Acid Research 33(7) 2078-2089 (2005).
Pietzner, M. et al. Synergistic insights into human health from aptamer- and antibody-based proteomic profiling. Nat Commun. 12, 6822 (2021).
Schwenk, J.M. et al. The Human Plasma Proteome Draft of 2017: Building on the Human Plasma Peptide Atlas from Mass Spectrometry and Complementary Assays. J. Proteome Res. 16, 4299-4310 (2017).

Yang X. et al. Widespread Expansion of Protein Interaction Capabilities by Alternative Splicing. Cell. 164(4):805-17 (2016).
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
•we have a limited operating history, which may make it difficult to evaluate our current business and the prospects for our future viability, and to predict our future performance;
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
•we are in the early stages of our commercialization plan, and we may not be able to commercialize the Proteograph Product Suite as planned;
•our commercialization success depends on broad scientific and market acceptance of the Proteograph, which we may fail to achieve;
•even if the Proteograph Product Suite is successfully commercialized and achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products, our revenues and our prospects could be harmed;
•The COVID-19 pandemic and efforts to reduce its spread have adversely impacted our operations, and other public health crises and other epidemics could adversely impact, our business and operations;

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
We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $93.0 million and $71.2 million in 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $219.5 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite, including sales and marketing, manufacturing and operations costs, and research and development efforts for products. These efforts may prove more costly than we currently anticipate. While we have generated product revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
We have a limited operating history, which may make it difficult to evaluate our current business and the prospects for our future viability, and to predict our future performance.
We are in the early stages of commercialization of the Proteograph Product Suite. Our operations to date have been primarily focused on developing our technology and products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products.
In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. As we continue to transition from a company with a focus on research and development to a company capable of supporting broad commercial activities as well, we may not be successful in such a transition. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.
Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations of investors or security analysts or any guidance we may provide, and which may cause the price of our Class A common stock to fluctuate or decline substantially.
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•our ability to successfully commercialize the Proteograph Product Suite on our anticipated timeline;
•our ability to offer high-quality customer service:
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
•our relationship with third-party distributorships, the quantity of our products they elect to hold in inventory, and their ability to promote and sell our products;
•the prices at which we will be able to sell the Proteograph Product Suite;
•the volume and mix of our sales between the Proteograph Product Suite and associated consumables, or changes in the manufacturing or sales costs related to our products;
•the length of time and unpredictable nature of the sales cycle;
•the lead time needed to procure SP100 automation instruments from our third-party contract manufacturer;
•the success of our sales force, which if less than anticipated, could significantly impair our ability to generate revenue;
•the failure of customers to exercise Proteograph purchase options;
•the effective and efficient use of our financial and other resources, including the timing and amount of expenditures that we may incur to develop, commercialize or acquire additional products and technologies or for other purposes, such as the expansion of our facilities;
•changes in governmental funding of life sciences research and development or changes that impact budgets and budget cycles;
•seasonal spending patterns and the ability to collect on the accounts receivable of our customers;
•the timing of when we recognize revenue;
•future accounting pronouncements, changes in accounting rules and regulations, or modifications to our accounting policies;
•the outcome of any future litigation or governmental investigations involving us, our industry or both;
•higher than anticipated service, replacement and warranty costs;

•the impact of health epidemics such as the COVID-19 pandemic or any other pandemic on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our customers, suppliers, and distributors;
•global supply chain interruptions; and
•general industry, economic and market conditions such as inflation, rising interest rates, and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
This variability and unpredictability could also result in our failing to meet expectations of industry or financial analysts, or investors, for any period. If we are unable to commercialize products or generate sufficient revenue, or if our operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, it could cause the market price of our Class A common stock to fluctuate or decline substantially.
The size of the markets for the Proteograph Product Suite may be smaller or different from estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.
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

We are in the early stages of commercialization, and we may not be able to commercialize the Proteograph Product Suite as planned.
We have only recently initiated the broad commercialization of the Proteograph Product Suite, and we may not be able to successfully execute on this phase as planned due to:
•the inability to establish the capabilities and value proposition of the Proteograph Product Suite with key opinion leaders and other customers in a timely fashion;
•delays or longer-than expected lead times in the sales cycle to establish customer contacts, complete responsive presentations including platform evaluations tailored to specific requests, and move expeditiously from quote to order to revenue to receipt of payment due to budgetary or other constraints of academic organizations, laboratories, biopharmaceutical companies and others;
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
Even if we are able to execute on our commercialization plan, our success depends on broad scientific and market acceptance of the Proteograph Product Suite, which we may fail to achieve.
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
If our sales force is less successful than anticipated, we may not be successful in commercializing the Proteograph Product Suite.
We have limited experience as a company in sales and marketing and our ability to successfully commercialize depends on our being able to attract customers for the Proteograph Product Suite. Although members of our management team have considerable industry experience, we need to expand our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise during the commercialization of the Proteograph Product Suite. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:
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

Even if the Proteograph Product Suite is successfully commercialized and achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products, our revenues and our prospects could be harmed.
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
The COVID-19 pandemic and efforts to reduce its spread have adversely impacted our operations, and other public health crises and other epidemics could adversely impact, our business and operations.
The COVID-19 pandemic has had an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and could impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay our receipt of instruments, components and supplies from the third parties we rely on to, among other things, produce our SP100 automation instrument and NPs. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans and our commercial plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations, and policies related to COVID-19 pandemic, other public health crises and other epidemics.
In the near term, we expect that substantially all of our revenue will be derived from sales of the Proteograph Product Suite, including our instruments and associated consumables, to academic, research and commercial customers. We have initiated commercial release and, as a result, in the near term, our ability to drive the adoption of the Proteograph solution will depend on our ability to visit customer sites, the ability of our customers to access laboratories, and the ability to install and train on the Proteograph Product Suite and conduct research in light of the COVID-19 pandemic. For example, due to the pandemic, we have encountered delays permitting the travel of our U.S.-based employees to China, and additional restrictions could adversely affect our business. We also may encounter delays in other countries. Additionally, since we have moved into broad commercial release, the research and development budgets of these customers, the ability of such customers to receive funding for research, and the ability of such customers to receive instrument installations and visitors to their facilities and to travel to our facilities, other laboratories and industry events, has become increasingly important to the adoption of the Proteograph. All of these considerations are impacted by factors beyond our control, such as:
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
Additionally, our suppliers have also been impacted by the COVID-19 pandemic and may be impacted by other public health crises and other epidemics. For example, our SP100 automation instrument manufacturer, Hamilton Company, has experienced a surge in demand for equipment and associated consumables used for COVID-19 diagnostics. A surge in demand for equipment, associated consumables, component parts, or raw materials could significantly harm our business if we cannot obtain equipment, associated consumables, component parts or raw materials in a timely manner, at an increased cost or at all.
The ultimate impact of the COVID-19 pandemic and any new epidemic is highly uncertain and subject to sudden change. This impact could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, and could worsen over time. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear. Any of these occurrences, and any new epidemics, could significantly harm our business, results of operations and financial condition.
Unfavorable U.S. or global economic conditions could adversely affect our ability to raise capital and our business, results of operations and financial condition.
There has recently been extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the Proteograph Product Suite and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy, rising inflation, or rising interest rates could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.
If we do not sustain or successfully manage our growth or financial resources, our business and prospects will be harmed.
Growing our business will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial resources, systems and internal controls, and other aspects of our business. Developing and commercializing the Proteograph Product Suite will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution, quality assurance and other personnel. In addition, we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. As our organization continues to grow, we will be required to implement more complex organizational management structures, and may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. If we do not successfully manage our growth or financial resources, our business, results of operations, financial condition and prospects will be harmed.
We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals.
Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Omid Farokhzad, one of our founders and our Chief Executive Officer and President, and David Horn, our Chief Financial Officer, are critical to our vision, strategic direction, product development and commercialization efforts.
Omead Ostadan, our former President and one of our key personnel, took a leave of absence on November 20, 2021, for personal reasons lasting approximately three months. Mr. Ostadan returned on a part-time basis as the Company’s President on February 28, 2022. On August 25, 2022, Mr. Ostadan resigned from his position as President of the company and the company’s Board of Directors for personal reasons each effective September 30, 2022. Following Mr. Ostadan’s departure, Mr. Farokhzad is now the CEO and President.
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
We expect to be dependent upon revenue generated from the sale of the Proteograph Product Suite for the foreseeable future.
We expect that we will generate substantially all of our revenue from the sale of the Proteograph Product Suite and associated consumables for the foreseeable future. There can be no assurance that we will be able to successfully broadly commercialize the Proteograph solution, design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for life sciences research tools, generally, and in proteomics and genomics technologies, specifically, we will be expected to upgrade or adapt the Proteograph solution to keep up with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that the Proteograph Product Suite will increase study sizes for our future customers and their associated purchases of our consumables.

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
We are in the early stages of our commercialization plan and our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomiQ, Inc. For the years ended December 31, 2022 and 2021, PrognomiQ, Inc. accounted for 32% and 35% of our revenue, respectively. If one or more customers, including PrognomiQ, Inc., terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 11 - Related Party Transactions to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomiQ, Inc.
Our business depends significantly on research and development spending by academic and other research institutions, and other third parties, including commercial organizations, and any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.
Substantially all of our sales revenue in the near term will be generated from sales to commercial companies, academic institutions and other research institutions. Certain of these customers’ funding is provided by various state, federal and international government agencies. As a result, the demand for the Proteograph Product Suite depends upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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

In addition, various state, federal and international agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. For example, congressional appropriations to the National Institutes of Health (NIH) have generally increased year-over-year, the NIH also experiences occasional year-over-year decreases in appropriations, including as recently as 2013. In addition, funding for life science research has increased more slowly during the past several years compared to previous years and has actually declined in some countries. There is no guarantee that NIH appropriations will not decrease in the future. A decrease in the amount of, or delay in the approval of, appropriations to NIH or other similar United States or international organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our products. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, results of operations, financial condition and prospects.
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
In the event it becomes necessary to utilize one or more different contract manufacturers for automated liquid handling workstations, reagents or other product components associated with the Proteograph Product Suite, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into new agreements with new suppliers or manufacturers. In addition, we would have to prepare such new suppliers or manufacturers to meet the logistical requirements associated with supplying and manufacturing the Proteograph Product Suite, and our business would suffer.
In addition, certain components used in our products are sourced from limited or sole suppliers. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver instruments to customers could occur if we encounter delays or difficulties in securing these components, or if the quality of the components supplied does not meet specifications, or if we cannot then obtain an acceptable substitute. Our suppliers have also been impacted by the COVID-19 pandemic, and we have also experienced supply delays for critical hardware, instrumentation, medical and testing supplies that we use for product development, and certain components of our consumable kits, as these other components and supplies are otherwise diverted to COVID-19-related testing and other uses. If any of these events occur, our business, results of operations, financial condition and prospects could be harmed.
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
Our products could have defects or errors, which may give rise to claims against us, adversely affect market adoption of the Proteograph Product Suite, damage our reputation, and adversely affect our business, financial condition, and results of operations.
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
•product recalls or replacements;
•inability to attract new customers;
•diversion of resources from our manufacturing and research and development departments to our service department; and
•legal claims against us, including product liability, hazardous material or environmental compliance claims, which could be costly and time consuming to defend and result in substantial damages.
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

We face potential risks related to the use, handling, storage and transportation of biological samples, hazardous materials and substances or chemicals such as reagents in commercial products; the collection, reuse and recycling of waste from products we manufacture and services we provide; and compliance with environmental health and safety regulations.
At our facilities in Redwood City, including our Biohazards Safety Level 2 laboratory, we leverage unit operations to formulate and manufacture our NPs, assemble our consumables, conduct assays and perform mass spectrometer analyses. As we increase the commercial scale, formulation and manufacture of our products using, handling, storing and transporting biological samples, hazardous materials and substances or chemicals such as reagents, or if we are unable to repeatably produce our products, in compliance with applicable healthy and safety, and environmental laws, rules and regulations, our operations, including our sales, could be negatively affected. In addition, if we encounter issues in packaging and labelling our consumables, complying with regulations relating to laboratory safety, safety data sheets, handling human samples such as inactive COVID-19 samples, using certain hazardous substances or chemicals such as reagents in commercial products, collecting, reusing and recycling of waste from products we manufacture, or complying with environmental health and safety regulations, our business could be adversely impacted.
If we do not successfully deploy and implement enhancements of the Instrument Control Software and Proteograph Analysis Suite, our commercialization efforts and, therefore, business and results of operations could suffer.
The success of the Proteograph Product Suite depends, in part, on our ability to design and deploy our Instrument Control Software and Proteograph Analysis Suite in a manner that enables the integration with our potential customers’ systems and accommodates our customers’ needs. Without the Instrument Control Software, the Proteograph may become inoperable. Without the Proteograph Analysis Suite software, quality control of the workflow and data analysis is less accessible and robust, and it may be difficult for our customers to understand and evaluate the quality of their results.
We have and will continue to spend significant amounts of effort continuing to develop our software to meet our customers’ and potential customers’ evolving needs. There is no assurance that the development or deployment of our software will be compelling to our customers or function correctly. In addition, we may experience delays in our release dates of our software, and there can be no assurance that our software will be released according to schedule. If our software development and deployment plan, which may include participation from third party vendors and licensors, does not accurately anticipate customer demands, or if we fail to develop our software in a manner that satisfies customer preferences in a timely and cost-effective manner, the Proteograph Product Suite may fail to gain market acceptance or function correctly. The occurrence of any one or more of the foregoing could negatively affect our business, financial condition, and results of operations.
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
•required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations, including with respect to not doing business with sanctioned parties, as prohibited by the office of Foreign Asset Control;
•export requirements and import or trade restrictions, including, without limitation, trade retaliation laws;
•laws and business practices favoring local companies;
•risks associated with transactions or payments denominated in foreign currency, longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
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
A portion of our international sales is and will be conducted through third-party distributors, and we will not control their efforts to sell our products. If our relationships with these third-party distributors cannot be established or deteriorate, or if these third-party distributors fail to sell our products, or engage in activities that harm our reputation, our results of operation and business may be negatively affected.
Our current commercial model includes direct sales in the United States and elsewhere, and we have built and are building relationships with third party distributors in various countries, including China, to enable us to enter additional markets more efficiently. If we are unable to enter or maintain such distribution arrangements on acceptable terms, or at all, we may not be able to successfully commercialize our products in certain countries.
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
We may acquire other companies, or their assets or technologies, enter into joint ventures, or make other strategic investments in companies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
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
To date, the growth of our operations has been organic, and we have limited experience in acquiring or investing in other businesses or technologies. We may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.
We may not realize the benefits of PrognomiQ as a separate healthcare company in the area of disease testing.
In August 2020, we transferred certain assets to PrognomiQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. As of December 31, 2022, we held approximately 15% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:
•PrognomiQ may be unable to successfully develop viable testing products;
•PrognomiQ’s business may not help demonstrate the value of the Proteograph;
•an inability to reach agreement with PrognomiQ on future commercial arrangements;

•although PrognomiQ accounted for 32% of our revenue during the year ended December 31, 2022, it may not continue to be a meaningful customer of ours;
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
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act (SOX), which requires annual assessments by management of the effectiveness of our internal control over financial reporting. Because we re-qualified as a smaller reporting company, as of December 31, 2022, we are a non-accelerated filer and are no longer be required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer.
During our assessments, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(a) of SOX. If we conclude that our internal control over financial reporting is not effective, the cost and scope of remediation actions and their effect on our operations may be significant. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC, and there could be a failure to meet exchange listing requirements. Any of the above could cause investors to lose confidence in our reported financial information or our Class A common stock listing on Nasdaq to be suspended or terminated, which could have a negative effect on the trading price of our common stock.

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
If we are unable to successfully maintain internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, or if we receive SEC comment letters not resolved to the SEC’s satisfaction, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and our stock price may be materially adversely affected. Moreover, we could become subject to investigations by regulatory authorities, which could require additional financial and management resources.
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
Changes in, or evolving interpretations of, financial accounting rules, regulations, standards or practices could result in unfavorable accounting changes, require us to, for example, change our compensation policies or restate our financial statements, or cause adverse, unexpected fluctuations in our operating results, resulting in a decline in the market price of our Class A common stock.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, we have a limited operating history. For example, in connection with the implementation of the new revenue accounting standard for product sales, management makes judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the new standard. If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, or if accounting rules, regulations, standards or practices change, our compensation practices may need to change or our financial statements may need to be restated, and our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we would need to comply with the new Medical Device Regulation 2017/745 and In Vitro Diagnostic Regulation 2017/746, which became effective on May 26, 2021 (postponed from 2020) and May 26, 2022 respectively. Recently, the European Parliament voted to extend the transition timelines for MDR and IVDR. These regulations increase the clinical requirements and will increase the difficulty of regulatory approvals in Europe. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.
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
In August 2020, the Department of Health and Human Services, or HHS, announced rescission of guidances and other informal issuances of FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement, stating that HHS does not have a policy on LDTs that is separate from FDA's longstanding approach. Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers.
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
Moreover, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any patent litigation in Europe.
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
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the misappropriation or other violations of our intellectual property rights including infringement of our patents in such countries. The legal systems in certain countries may also favor state-sponsored or companies headquartered in particular jurisdictions over our first-in-time patents and other intellectual property protection. Geopolitical actions worldwide could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent, trade secret, and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.
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
Our employees, consultants, advisors or independent contractors may have wrongfully used or disclosed, or may in the future wrongfully use or disclose, confidential information or alleged trade secrets of ours, third parties or former employers.
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
In addition, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, the U.S. government has certain rights, including march-in rights, to patent rights and technology funded by the U.S. government and licensed to us from BWH. When new technologies are developed with government funding, in order to secure ownership of such patent rights, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions, including as set forth in the Bayh-Dole Act of 1980. Any failure to timely elect title to such inventions may provide the U.S. government to, at any time, take title in such inventions. Additionally, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. If the government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential and proprietary information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of any of the foregoing rights could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
•short-selling strategies that may drive down the price of our Class A common stock;
•the announcement or expectation of additional financing efforts;

•sales of our Class A common stock by us or sales of our Class A common stock or Class B common stock by our insiders or other stockholders, or future stock issuances;
•general economic, industry and market conditions; and
•health epidemics such as the COVID-19 pandemic, natural disasters or major catastrophic events.
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
Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of March 2, 2023, the holders of our Class B common stock hold in the aggregate 40.4% of the voting power of our capital stock.
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
If industry analysts, including securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Class A common stock, the price of our Class A common stock could decline.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time and the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares could reduce the market price of our Class A common stock. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act.
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
•our stockholders are able to act by written consent only if the action is first recommended or approved by the board of directors;
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
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations, and changes to U.S. tax laws may cause us to make adjustments to our financial statements.
As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards (NOLs) of $119.4 million and $122.5 million, respectively, which if not utilized will expire in 2035 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone multiple “ownership changes.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any changes in U.S. tax laws or limitations on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
We continue to incur significant increased costs and management resources as a result of operating as a public company.
As a public company, we continue to incur significant legal, accounting, compliance, insurance and other expenses that we did not incur as a private company. Our management and other personnel need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we continue to bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
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
Our facilities in Redwood City and those of our third-party manufacturers are vulnerable to natural disasters, public health crises, including the impact of health epidemics such as the COVID-19 pandemic, climate change and catastrophic events. For example, our Redwood City facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, wildfires, floods, power loss, communications failures and similar events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or our third-party manufacturer’s facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our Redwood City facilities given the specialized equipment housed within it. The inability to manufacture our instruments or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future. Because some of our NPs are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such NPs, and we may not be able to replace them without disruption to our customers or at all.
If our research and development program or commercialization program were disrupted by a disaster or catastrophe, the launch of new products, including the Proteograph Product Suite, and the timing of improvements to our products could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If our or our third-party manufacturer’s capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, and self-insure for earthquake risk, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
If our security measures, or those of our vendors, partners and customers, are compromised due to any cybersecurity attacks or data security breaches, including as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and reputation may be harmed, we could become subject to litigation and we could incur significant liability. If we were to lose data or experience a prolonged system disruption in our information technology systems or those of certain of our vendors and partners, it could negatively impact our ability to serve our customers, which could adversely impact our business, financial condition, results of operations and prospects. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe.
In addition, our information technology systems, and those of our vendors, partners and customers, are potentially vulnerable to data security breaches, whether by internal bad actors, such as employees or other third parties with legitimate access to our or our third-party providers’ systems, or external bad actors, which could lead to the loss or exposure of personal data, sensitive data and confidential information to unauthorized persons. Any such data security breaches could lead to the loss of trade secrets or other intellectual property, the exposure of personal information, including sensitive personal information, of our employees, customers and others, or could prevent us from accessing critical information, any of which could expose us to liability and have a material adverse effect on our business, reputation, financial condition and results of operations. Moreover, due to the inherent features and technical limitations of information technology systems and infrastructure, our products and services may be impacted by cyberattacks or other disruptions, including efforts to penetrate our customers’ network security, sabotage or otherwise disable our instruments and services, including instruments at our customers’ sites, misappropriate our customers’ proprietary information, or cause interruptions of our or our customers’ internal operations, systems and services. Any such breach could compromise our customers’ networks and the information stored there could be accessed, publicly disclosed, lost or stolen.
In addition, any such access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), went into effect on January 1, 2023. The CPRA modifies the California Consumer Privacy Act (CCPA) significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA restricts use of certain categories of sensitive personal information that we may handle, establish restrictions on the retention of personal information, expand the types of data breaches subject to the private right of action, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data privacy and security legislation in the United States. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which took effect on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023, and on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which takes effect on December 31, 2023; and on May 10, 2022, Connecticut enacted the Connecticut Data Privacy Act, or CTDPA, which takes effect on July 1, 2023. The CPA, CDPA, UCPA, and CTDPA share similarities with and differences from the CPRA and legislation proposed in other states. Aspects of these state privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications. Furthermore, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of our Class A common stock.
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

We are currently subject to, and may in the future become subject to additional international and U.S. federal and state laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our future customer base, and thereby decrease our revenue.
In the ordinary course of our business, we currently, and in the future will, collect, store, transfer, use or process sensitive data, including personally identifiable information of employees, and intellectual property and proprietary business information owned or controlled by ourselves and other parties. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy. We are, and may increasingly become, subject to various international and domestic laws and regulation relating to data privacy and security in the jurisdictions in which we operate. We also may be subject to contractual obligations and may be, or may be asserted to be, subject to industry standards relating to privacy and data security. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020, and CPRA, which increases such rights and responsibilities, came into effect on January 1, 2023. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, research and development facilities, and manufacturing and distribution centers are located at 3800 Bridge Parkway, Redwood City, CA 94065. The facility is approximately 51,000 square feet and is compliant with all relevant state and federal requirements. Our lease on this facility runs through September 2032. In addition, we lease approximately 6,000 square of office space in San Diego, California under a lease that runs through September 2024. We do not own any real property and believe that our current facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings. From time to time we may be involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business.
Item 4. Mine Safety Disclosures
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
Holders of Common Stock
As of March 2, 2023, there were 30 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Overview
Our mission is to imagine and pioneer new ways to decode the secrets of the proteome to improve human health. Our first product, the ProteographTM Product Suite (Proteograph), leverages our proprietary engineered nanoparticle (NP) technology to provide unbiased, deep, rapid and large-scale access to the proteome. The Proteograph Product Suite is an integrated solution that includes consumables, an automation instrument and software.
We believe that broader access to the proteome is essential, not only to understanding its complexity and accelerating biological insights, but also to expanding end-markets. These markets may include basic research and discovery, translational research, diagnostics and applied applications. To comprehend the complexity and dynamic nature of the proteome, researchers must perform population-scale, deep, unbiased interrogation of biological samples over time. We believe that this level of interrogation was not previously feasible and that the Proteograph can enable researchers to perform these types of proteomics studies.
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
We are broadly commercializing the Proteograph Product Suite through a direct sales channel in the United States, and through both direct and distributor sales channels in regions outside the United States. Since we are in the early stages of commercialization, we have built, and will continue to build our sales, marketing, support and product distribution capabilities. In addition, we will continue to build the necessary infrastructure for these activities in the United States, European Union, the United Kingdom, and other countries and regions, including Asia-Pacific, as we execute on our commercialization strategy for the Proteograph.
We leverage well-established unit operations to formulate and manufacture our NPs at our facilities in Redwood City, California. We procure certain components of our consumables from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing our proprietary engineered NPs. We are currently manufacturing using our production-scale and pilot lines and continue to build out our manufacturing capabilities to support broad commercial availability of our products. We obtain some of the reagents and components used in the Proteograph workflow from third-party suppliers. While some of these reagents and components are currently sourced from a single supplier, these products are readily available from numerous suppliers. While we currently perform some filling and packaging of the Proteograph assay and the related consumables, we may eventually have our filling and packaging outsourced to a third party. We conduct vendor and component qualification for components provided by third-party suppliers and quality control tests on our NPs.
We designed the SP100 automation instrument and have outsourced its manufacturing to Hamilton Company, a leading manufacturer of automated liquid handling workstations. We have entered into a non-exclusive agreement with Hamilton that covers the manufacturing of the SP100 automation instrument and its continued supply on a purchase order basis. The agreement has an initial term that runs three years following our commercial launch. We have the option to extend the term of the agreement with Hamilton upon written notice at the end of the initial term; provided that prices are only fixed during the initial term of the agreement. Hamilton has represented to us that it maintains ISO 9001 and ISO 13485 certification.
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
During the years ended December 31, 2022 and 2021, we incurred a net loss of $93.0 million and $71.2 million and used $60.8 million and $46.3 million of cash in operations, respectively. As of December 31, 2022, we had an accumulated deficit of $219.5 million and cash, cash equivalents, and investments of $426.4 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future.
We expect our expenses to increase significantly in connection with our ongoing activities, as we:
•broadly commercialize the Proteograph Product Suite;
•attract, hire and retain qualified personnel;
•continue to build our sales, marketing, service, support and distribution infrastructure as part of our commercialization efforts;
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
PrognomiQ
In August 2020, we transferred certain assets related to human disease testing to PrognomiQ, Inc. (PrognomiQ), a new wholly-owned subsidiary, in exchange for all of its outstanding equity interests. Following the transfer, we completed a pro-rata distribution to our stockholders of most of the shares of capital stock of PrognomiQ. Following the distribution and two subsequent equity financings of PrognomiQ totaling $102 million, we hold approximately 15% of the outstanding capital stock in PrognomiQ as of December 31, 2022.
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
Omid Farokhzad, our Chief Executive Officer and President, and Chair of our board of directors, also serves as the Chair of PrognomiQ’s board of directors. Philip Ma, Ph.D., our former Chief Business Officer, serves as the Chief Executive Officer and President of PrognomiQ. While Dr. Ma has fully transitioned to PrognomiQ, he will continue to consult until April 2023 at which time, Dr. Ma’s consulting agreement will automatically renew for subsequent one year terms unless and until terminated.
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
We generate revenue from product sales, including sales of the Proteograph Product Suite, which consists of an instrument with embedded software essential to the instrument’s functionality and associated consumables as well as our platform evaluation agreements. In addition, we may at times generate revenue from performing services, the receipt of grant revenue for the reimbursement of research-related expenses, and lease arrangements. Our revenue is primarily generated domestically. We intend to focus our commercial efforts in the United States and expect to grow our international presence. A portion of our revenue is generated by sales to related parties and we anticipate a portion of our revenue to continue to be generated by sales to such related parties. Our grant-funded activities are expected to decrease as a percentage of total revenue as we decrease grant-funded activities and continue to ramp up commercialization of the Proteograph Product Suite.

Cost of Revenue
We utilize third-party manufacturers for production of our SP100 instrument and we manufacture our NPs and assemble our assay kits internally. Cost of goods sold consists primarily of costs of the components of the Proteograph Product Suite, including the SP100 instrument with embedded software essential to the instrument’s functionality, and consumables, and distribution-related expenses such as logistics and shipping costs. In addition, cost of revenue includes stock-based compensation and related employee benefits, allocated overhead and write-downs or impairments of obsolete inventory.
Research and Development Expenses
Research and development, or R&D, expenses include costs associated with performing services under research and development service contracts and research and development of our technology and product candidates. R&D expenses consist primarily of employee compensation, including stock-based compensation, and related employee benefits, laboratory supplies used for in-house research, consulting costs, costs related to clinical studies for the collection of biological samples for research use and allocated costs, rent, depreciation, information technology, and utilities.
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

Results of Operations
Comparisons of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the periods presented:

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Product	$8,557	$3,577	$4,980	139%
Service	913	500	413	83%
Related party	5,215	2,317	2,898	125%
Grant and other	808	223	585	262%
Total revenue	15,493	6,617	8,876	134%
Cost of revenue:
Product	5,459	2,300	3,159	137%
Service	495	42	453	1079%
Related party	1,989	863	1,126	130%
Grant and other	457	—	457	100%
Total cost of revenue	8,400	3,205	5,195	162%
Gross profit	7,093	3,412	3,681	108%
Operating expenses:
Research and development	45,797	29,121	16,676	57%
Selling, general and administrative	58,531	45,764	12,767	28%
Total operating expenses	104,328	74,885	29,443	39%
Loss from operations	(97,235)	(71,473)	(25,762)	36%
Other income (expense):
Interest income	4,602	326	4,276	1312%
Interest expense	—	(22)	22	(100)%
Other expense	(333)	—	(333)	(100)%
Total other income	4,269	304	3,965	1304%
Net loss	$(92,966)	$(71,169)	$(21,797)	31%

Revenue

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$15,493	$6,617	$8,876	134%
Revenue increased by $8.9 million, or 134%, from $6.6 million in 2021 to $15.5 million in 2022, due to sales of products related to the Proteograph Product Suite in the year ended December 31, 2022. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument, consumable kits and platform evaluations, of which $5.2 million was attributed to related parties. Revenue related to grant and other consisted of our grant-funded activities related to our Small Business Innovation Research (SBIR) grant from the National Institutes of Health Grant (NIH), which increased between the two periods by $45,000 and $0.5 million respectively, and lease arrangements where we are the lessor.

Cost of Revenue

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$8,400	$3,205	$5,195	162%
Cost of revenue increased by $5.2 million, or 162%, from $3.2 million in 2021 to $8.4 million in 2022, primarily due to sales of the Proteograph Product Suite. Grant and other cost of revenue was attributed to the lease of the SP100 instruments. Cost of revenue related to the Proteograph Product Suite consists of costs of the SP100 instrument, consumable kits and other related costs, including labor and overhead.
Research and Development

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$45,797	$29,121	$16,676	57%
Research and development expenses increased by $16.7 million, or 57%, from $29.1 million in 2021 to $45.8 million in 2022. The increase was primarily due to an increase in product development efforts related to the Proteograph Product Suite including $5.6 million increase in employee compensation costs and other related expenses, and a $4.7 million increase in stock-based compensation, due to growth in research and development personnel, and a $4.0 million increase in allocated overhead related to the allocation of facility expense associated with the build-out of our expansion facilities to support our R&D efforts. Other increases include costs related to general business expenses of $1.0 million, which include IT support services and expensed software, a $0.7 million increase in laboratory expenses and a $0.8 million increase in depreciation of laboratory equipment.
Selling, General and Administrative

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$58,531	$45,764	$12,767	28%
Selling, general and administrative expenses increased by $12.8 million, or 28%, from $45.8 million in 2021 to $58.5 million in 2022, primarily due to a $4.5 million increase in employee compensation and other related expenses, and a $3.8 million increase in stock-based compensation. Other increases include a $3.4 million increase in professional service and consulting fees primarily related to international expansion, a $0.6 million increase in general business expenses, and a $0.5 million increase in depreciation due to our facility expansion.
Total Other Income

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Total other income	$4,269	$304	$3,965	1304%
Total other income increased by $4.0 million, or 1304%, from $0.3 million in 2021 to $4.3 million in 2022. The increase was due to higher rates of interest earned on cash invested in money market funds, U.S. Treasury securities, commercial paper and corporate securities in 2022.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(60,780)	$(46,347)
Net cash used in investing activities	(122,718)	(170,878)
Net cash provided by financing activities	3,893	116,634
Net decrease in cash, cash equivalents and restricted cash	$(179,605)	$(100,591)
Operating Activities
In 2022, cash used in operating activities was $60.8 million, attributable to a net loss of $93.0 million, partially offset by a net change in our net operating assets and liabilities of $7.4 million and non-cash charges of $39.6 million. Non-cash charges primarily consisted of stock-based compensation of $33.7 million, $3.9 million of depreciation and amortization and $2.0 million of non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to an increase in inventory levels of $1.6 million for anticipated revenue growth, an increase in accounts receivable of $2.3 million from higher sales, an increase in prepaid expenses and other current assets of $0.7 million, an increase in other receivables of $0.5 million, an increase in other assets of $0.4 million and a decrease of $1.6 million in accounts payable.
In 2021, cash used in operating activities was $46.3 million, attributable to a net loss of $71.2 million, partially offset by a net change in our net operating assets and liabilities of $5.9 million and non-cash charges of $30.7 million. Non-cash charges primarily consisted of $25.9 million in stock-based compensation, $2.6 million of depreciation and amortization, $1.2 million of net amortization of premiums on available-for-sales securities and $1.0 million of non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to an increase in inventory levels of $3.6 million, an increase in accounts receivable of $2.5 million and a decrease of $0.6 million in accrued research and development, which was partially offset by an increase in accounts payable of $1.6 million.
Investing Activities
In 2022, cash used in investing activities was $122.7 million, which related to purchases of available-for-sale securities, net of proceeds from maturities, of $112.6 million, in addition to $10.3 million in payments primarily for laboratory equipment.

In 2021, cash used in investing activities was $170.9 million, which related to purchases of available-for-sale securities, net of proceeds from maturities, of $164.0 million, in addition to $6.9 million in payments primarily for laboratory equipment.
Financing Activities
In 2022, cash provided by financing activities was $3.9 million. This was attributable to net proceeds from the exercise of stock options of $3.1 million and $0.8 million of proceeds from the issuance of common stock in connection with our employee stock purchase plan.
In 2021, cash provided by financing activities was $116.6 million. This was attributable to net proceeds of $103.0 million from issuance of common stock upon initial public offering, net of issuance costs, $11.4 million in short-swing profits from a beneficial owner and $1.9 million from the exercise of stock options.
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

Cash received from customers in advance of product shipment or providing services is recorded as a contract liability. Our contracts with our customer generally do not include rights of return.
At times,we may enter into arrangements with payment terms which exceed one year from the transfer of control of the product or service. In such cases, we assess whether the arrangement contains a significant financing component. If a significant financing component exists, the transaction price is adjusted for the financing portion of the arrangement, which is recorded as interest income over the payment term using the effective interest method. We do not assess whether a significant financing component exists when, at contract inception, the period between the transfer of control to a customer and final payment is one year or less.
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
A portion of our revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of Accounting Standards Codification (ASC) 606, Revenue Contracts with Customer and are therefore accounted for in accordance with ASC 842, Leases. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type finance lease using the lease classification guidance.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Seer, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
The Company generates revenue from sales of products and services. The Company’s product, the Proteograph Product Suite, consists of an instrument with embedded software essential to the instrument’s functionality, and consumables as well as platform evaluation agreements. The Company’s services primarily consist of the generation and analysis of proteomic data. The Company recognizes revenue when control of the products and services are transferred to its customers in an amount that reflects the consideration it expects to be entitled to receive from its customers in exchange for those products and services. This process involves identifying the contract with a customer, determining performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. For the year ended December 31, 2022, the Company recognized product and services revenue of $14.7 million.
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
◦We tested the design and implementation of controls over the Company’s revenue recognition process, including those over management’s determination of distinct performance obligations, determination of the timing of revenue recognition when performance obligations are satisfied, and determination of the standalone selling prices of performance obligations.
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
March 6, 2023

We have served as the Company's auditor since 2018.

SEER, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$53,208	$232,813
Short-term investments	368,031	167,261
Accounts receivable, net	4,315	2,495
Related party receivables	1,804	1,283
Other receivables	899	366
Inventory	4,627	4,145
Prepaid expenses and other current assets	2,098	3,336
Total current assets	434,982	411,699
Long-term investments	5,157	93,186
Operating lease right-of-use assets	27,003	20,142
Property and equipment, net	19,408	13,087
Restricted cash	524	524
Other assets	855	501
Total assets	$487,929	$539,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,104	$3,789
Accrued expenses	8,298	8,394
Deferred revenue	133	376
Operating lease liabilities, current	1,842	864
Other current liabilities	207	—
Total current liabilities	12,584	13,423
Operating lease liabilities, net of current portion	28,032	22,459
Other noncurrent liabilities	320	341
Total liabilities	40,936	36,223
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of December 31, 2022 and 2021; zero shares issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of December 31, 2022 and 2021; 59,366,077 and 57,493,005 shares issued and outstanding as of December 31, 2022 and 2021, respectively;	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of December 31, 2022 and 2021; 4,044,969 and 4,522,478 shares issued and outstanding as of December 31, 2022 and 2021, respectively;	—	—
Additional paid-in capital	667,739	629,981
Accumulated other comprehensive loss	(1,251)	(536)
Accumulated deficit	(219,496)	(126,530)
Total stockholders’ equity	446,993	502,916
Total liabilities and stockholders’ equity	$487,929	$539,139
The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021

Revenue:
Product	$8,557	$3,577
Service	913	500
Related party	5,215	2,317
Grant and other	808	223
Total revenue	15,493	6,617
Cost of revenue:
Product	5,459	2,300
Service	495	42
Related party	1,989	863
Grant and other	457	—
Total cost of revenue	8,400	3,205
Gross profit	7,093	3,412
Operating expenses:
Research and development	45,797	29,121
Selling, general and administrative	58,531	45,764
Total operating expenses	104,328	74,885
Loss from operations	(97,235)	(71,473)
Other income (expense):
Interest income	4,602	326
Interest expense	—	(22)
Other expense	(333)	—
Total other income	4,269	304
Net loss	$(92,966)	$(71,169)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(715)	(590)
Comprehensive loss	$(93,681)	$(71,759)
Net loss per share attributable to common stockholders, basic and diluted	$(1.49)	$(1.17)
Weighted-average common shares outstanding, basic and diluted	62,433,613	60,863,950
The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	59,261,051	$1	$486,915	$(55,361)	$54	$431,609
Issuance of Class A common stock from exercise of options and release of restricted stock units	1,107,059	—	1,885	—	—	1,885
Repurchase of Class A common stock	(20,556)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	470	—	—	470
Issuance of Class A common stock upon follow-on offering, net of issuance costs of $7,591	1,650,000	—	102,959	—	—	102,959
Issuance of Class A common stock in connection with employee stock purchase plan	17,929	—	422	—	—	422
Return of profit	—	—	11,403	—	—	11,403
Stock-based compensation	—	—	25,927	—	—	25,927
Other comprehensive loss	—	—	—	—	(590)	(590)
Net loss	—	—	—	(71,169)	—	(71,169)
Balance at December 31, 2021	62,015,483	$1	$629,981	$(126,530)	$(536)	$502,916
Issuance of Class A common stock from exercise of options and release of restricted stock units	1,293,905	—	3,138	—	—	3,138
Repurchase of Class A common stock	(5,841)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	172	—	—	172
Issuance of Class A common stock in connection with employee stock purchase plan	107,499	—	775	—	—	775
Stock-based compensation	—	—	33,673	—	—	33,673
Other comprehensive loss	—	—	—	—	(715)	(715)
Net loss	—	—	—	(92,966)	—	(92,966)
Balance at December 31, 2022	63,411,046	$1	$667,739	$(219,496)	$(1,251)	$446,993

The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(92,966)	$(71,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	33,673	25,927
Depreciation and amortization	3,942	2,558
Loss on disposal of property and equipment	332	—
Net amortization of premium on available-for-sale securities	(833)	1,197
Provision for inventory excess and obsolescence	507	—
Non-cash operating lease expense	1,959	1,005
Changes in operating assets and liabilities:
Accounts receivable, net	(1,820)	(2,495)
Related party receivables	(521)	(1,184)
Other receivables	(533)	(203)
Prepaid expenses and other current assets	(727)	(2,884)
Inventory	(1,590)	(3,594)
Other assets	(354)	(94)
Accounts payable	(1,553)	1,603
Deferred revenue	(243)	126
Deferred rent	—	—
Accrued expenses	40	2,277
Accrued research and development	—	627
Operating lease liabilities	(304)	91
Other current liabilities	207	—
Other noncurrent liabilities	4	(135)
Net cash used in operating activities	(60,780)	(46,347)
INVESTING ACTIVITIES
Purchases of property and equipment	(10,265)	(6,922)
Proceeds from disposal of property and equipment	170	—
Purchase of available-for-sale securities	(366,268)	(279,956)
Proceeds from maturities of available-for-sale securities	253,645	116,000
Net cash used in investing activities	(122,718)	(170,878)
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	—	102,959
Proceeds from return of profit	—	11,403
Repurchase of Class A common stock	(20)	(35)
Proceeds from exercise of Class A common stock options including early exercised options	3,138	1,885
Proceeds from issuance of common stock in connection with employee stock purchase plan	775	422
Net cash provided by financing activities	3,893	116,634
Net decrease in cash, cash equivalents and restricted cash	(179,605)	(100,591)
Cash, cash equivalents and restricted cash, beginning of period	233,337	333,928
Cash, cash equivalents and restricted cash, end of period	$53,732	$233,337

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$232	$645

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases included in accounts payable	$54	$186
Property and equipment purchases included in accrued expenses	$300	$269
Inventory transferred to property and equipment	$928	$—
Lease liability obtained in exchange for right-of-use assets	$6,855	$23,232

The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.
Notes to Consolidated Financial Statements
1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Seer, Inc. (the Company) was incorporated in Delaware on March 16, 2017, and is headquartered in Redwood City, California. In December 2020, the Company formed the wholly-owned subsidiary, Seer Securities Corporation, located in Massachusetts. On May 25, 2022, the Company incorporated Seer Bio UK Limited, a wholly-owned subsidiary, under the laws of United Kingdom. The Company is a life sciences company focused on capturing deep molecular insights from the proteome to enable novel insights and breakthroughs in the understanding of biology and disease. Since inception, the Company has devoted its efforts principally to research, development and commercialization of its technology and products, recruiting management and technical staff, acquiring operating assets, and raising capital.
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
Liquidity
As of December 31, 2022, the Company has incurred significant losses and has had negative cash flows from operations. As of December 31, 2022, the Company had cash and cash equivalents and investments of $426.4 million and an accumulated deficit of $219.5 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of December 31, 2022 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying consolidated financial statements.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company has issued shares of Class A common stock herein referred to as “Class A common stock” or “Class A” and Class B common stock herein referred to as “Class B common stock” or “Class B,” and collectively as “common stock.” The consolidated financial statements include the accounts of Seer, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including, but not limited to, those related to the determination of stand-alone selling price for revenue recognition, the fair value of common stock, stock-based compensation, accrued research and development expenses, allowance for credit losses for accounts receivables and unbilled receivables, inventory valuation, receivable from investment in sales-type leases, operating lease right-of use assets and liabilities, useful lives and valuation of property and equipment, income tax uncertainties, and tax valuation allowances.
Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying

SEER, INC.
Notes to Consolidated Financial Statements
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
The Company recognized revenue from a related party that represented 32% and 35% of the Company’s total revenue in 2022 and 2021, respectively. In addition, the Company recognized revenue that represented 12% of total revenue from one customer in 2021.
In fiscal year 2022, 26% of the total revenue was generated outside of the United States, primarily from countries in Asia and Europe. In fiscal year 2021, 21% of the total revenue was generated outside of the United States, primarily from countries in Asia.
As of December 31, 2022, there were three customers which represented 25%, 12%, and 10% of the total accounts receivable balance, including related party receivables. As of December 31, 2021, there were three customers which represented 34%, 23%, and 19% of the total accounts receivable balance, including related party receivables.
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
Impact of the COVID-19 Pandemic
As a result of the COVID-19 pandemic (COVID-19), the Company’s operations experienced disruptions and restrictions on employees’ ability to work and on the hiring of additional personnel. The Company’s personnel has experienced delays in accessing customers in certain countries with strict COVID-19 policies to provide installation and training services. Continued disruptions from COVID-19 could harm the Company’s operations and the Company cannot anticipate all the ways in which it could be adversely impacted by health epidemics such as COVID-19. The Company continues to monitor and assess the effects of the COVID-19 pandemic on its business, financial condition, results of operations and cash flows.
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

SEER, INC.
Notes to Consolidated Financial Statements
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
As of December 31, 2022, the Company has an equity method investment in PrognomiQ. Refer to Note 11 for additional information.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2022 and 2021, all amounts recorded as cash and cash equivalents consist of money market funds and are stated at fair value.
Restricted cash as of December 31, 2022 and 2021 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.

SEER, INC.
Notes to Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021

Cash and cash equivalents	$53,208	$232,813
Restricted cash	524	524
Total cash, cash equivalents and restricted cash	$53,732	$233,337
Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources, making operating decisions and evaluating financial performance.
Investments
The Company has designated all investments, which includes U.S. Treasury securities and commercial paper as available-for-sale, and therefore, such investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive loss. The cost of available-for-sale securities is adjusted for the amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion are included in other income (expense) on the consolidated statements of operations and comprehensive loss. Realized gains and losses and interest income on available-for-sale securities are also included in other income (expense). The cost of securities sold is based on the specific identification method. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation at each balance sheet date. As of December 31, 2022, the Company classifies its available-for-sale securities as short-term investments or long-term investments based on the remaining contractual maturity of the securities.
All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other than temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which an investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost. During the year ended December 31, 2022, the Company did not recognize any impairment charges on its investments.
Any unrealized losses on available-for-sale debt securities that are attributed to credit risk are recorded to the consolidated statements of operations and comprehensive loss through an allowance for credit losses. During the year ended December 31, 2022, the Company did not recognize any such impairment charges on its investments.
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Balances are written off when they are ultimately determined to be uncollectible. There was $30,000 and no allowance for credit losses related to accounts receivable as of December 31, 2022 and 2021, respectively.

SEER, INC.
Notes to Consolidated Financial Statements

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
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for financial reporting purposes are as follows: laboratory equipment and furniture and fixtures, five years and computer equipment and software, three years. Leasehold improvements are capitalized and amortized over the shorter of the lease term or the estimated useful life of the related asset. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred. Construction-in-process assets consist primarily of tools and equipment that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once the assets are placed into service, assets are reclassified to the appropriate asset class on their nature and depreciated in accordance with the useful lives above. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet and any resulting gain or loss is included as a part of income (loss) from operations within the consolidated statements of operations and comprehensive loss.
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
Leases
The Company adopted Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842) during the fourth quarter of 2021 effective as of January 1, 2021. Under ASC 842, the Company determines if an arrangement is or contains a lease at contract inception.
Operating lease right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less any lease incentive received. The Company uses its incremental borrowing rate in determining the present value of lease payments based on the information available at the date of lease commencement. The incremental borrowing rate reflects the rate of interest that a lessee would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for an operating lease is recognized on a straight-line basis over the lease term.
The Company elected to not separate non-lease components from the associated lease components and to not recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Variable lease payments

SEER, INC.
Notes to Consolidated Financial Statements
are primarily related to property taxes, insurance and common area maintenance, and are recognized as lease costs when incurred.
A portion of the revenue relates to lease arrangements where the Company is the lessor. Standalone lease arrangements are outside the scope of ASC Topic 606, Revenue Contracts with Customers, and are therefore accounted for in accordance with ASC Topic 842. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type lease using the lease classification guidance. In a lease arrangement that is a multiple-element arrangement that contains equipment leases and the supply of consumables, the revenue associated with the instrument rental is treated under the lease accounting standard ASC 842, whereas the revenue associated with the consumables, the non-lease component, is recognized in accordance with the ASC 606 revenue standard.
The total consideration in a lease arrangement is allocated between lease and non-lease components on their relative stand-alone selling prices. The stand-alone selling price is based on the price the Company would sell that promised good or service separately to a customer. If a stand-alone price is not available for a component, it should be estimated using the best information available.
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

SEER, INC.
Notes to Consolidated Financial Statements
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
A portion of the Company’s revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 842. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type lease using the lease classification guidance.
Shipping and Handling Costs
Shipping and handling costs are included in cost of revenue.
Research and Development Expenses
Research and development costs, which includes costs associated with performing services under research and development service contracts and research and development of the Company’s technology and product candidates, are expensed as incurred. Research and development expenses primarily consist of employee compensation, including stock-based compensation, and related benefits, laboratory supplies, consulting costs, costs related to clinical studies for the collection of biological samples for research use and allocated costs, rent, depreciation, information technology, and utilities. Advance payments for goods or services for future research and development activities are deferred as prepaid expenses and expensed as the goods are delivered or the related services are performed.
Accrued Research and Development Expenses
Goods or services for research and development activities that have not yet been invoiced are recorded as liabilities within accrued research and development on the consolidated balance sheets. The Company estimates clinical discovery studies expenses based on the services performed related to clinical studies for the collection of biological samples for research use. In accruing service fees, the Company estimates the period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the service provider and the Company’s estimates of services performed based on information available at each balance sheet date determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the associated services. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary. Through December 31, 2022, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

SEER, INC.
Notes to Consolidated Financial Statements
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
The Company records uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more likely than 50 percent likely to be realized. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax. For the years ended December 31, 2022 and 2021, there were no interest and penalties.
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

SEER, INC.
Notes to Consolidated Financial Statements
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and changes in accumulated other comprehensive loss on the Company’s available-for-sale investments related to unrealized gains and losses.
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
Prior Period Reclassifications
The Company included accrued research and development within accrued expenses for the prior period in order to conform to current year presentation for the Company’s consolidated balance sheets. This reclassification had no effect on the Company’s previously reported financial position.
Recently Adopted Accounting Pronouncements
In November 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-10, Government Assistance (ASC Topic 832): Disclosures by Business Entities about Government Assistance, which contains amendments that require annual disclosures about government that are accounted for by applying a grant or contribution accounting model. The amendments set forth in this ASU are effective for all entities for annual periods beginning after December 15, 2021. Early application of the amendments in this ASU is permitted. The Company adopted this standard prospectively on January 1, 2022, which did not have a material impact on its financial statements as of the adoption date.

SEER, INC.
Notes to Consolidated Financial Statements
3.FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,208	$—	$—	$53,208
Total cash equivalents	53,208	—	—	53,208
Investments:
U.S. Treasury securities	—	227,692	—	227,692
U.S. Non-Treasury securities	—	10,702	—	10,702
Commercial paper	—	55,433	—	55,433
Corporate debt securities	—	79,361	—	79,361
Total investments	—	373,188	—	373,188
Total assets measured at fair value	$53,208	$373,188	$—	$426,396

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$232,813	$—	$—	$232,813
Total cash equivalents	232,813	—	—	232,813
Investments:
U.S. Treasury securities	—	260,447	—	260,447
Total investments	—	260,447	—	260,447
Total assets measured at fair value	$232,813	$260,447	$—	$493,260
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

SEER, INC.
Notes to Consolidated Financial Statements
The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$53,208	$—	$—	$53,208
Total cash equivalents	53,208	—	—	53,208
Investments:
U.S. Treasury securities	228,563	25	(896)	227,692
U.S. Non-Treasury securities	10,699	6	(3)	10,702
Commercial paper	55,561	3	(131)	55,433
Corporate debt securities	79,616	6	(261)	79,361
Total investments	374,439	40	(1,291)	373,188
Total assets measured at fair value	$427,647	$40	$(1,291)	$426,396

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$232,813	$—	$—	$232,813
Total cash equivalents	232,813	—	—	232,813
Investments:
U.S. Treasury securities	260,983	—	(536)	260,447
Total investments	260,983	—	(536)	260,447
Total assets measured at fair value	$493,796	$—	$(536)	$493,260
As of December 31, 2022 and 2021, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. Approximately $0.8 million of the Company’s investments have been in a continuous unrealized loss position for 12 months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of December 31, 2022, $5.2 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of December 31, 2022 and 2021, the Company recorded $0.6 million and $0.3 million of accrued interest, respectively, related to its available-for-sale investments and is presented as other receivables on the consolidated balance sheets.

SEER, INC.
Notes to Consolidated Financial Statements
4.OTHER FINANCIAL STATEMENT INFORMATION
Inventory
Inventory consists of the following (in thousands):

	December 31,
	2022	2021

Raw materials	$2,129	$1,836
Work-in-progress	271	221
Finished goods	2,227	2,088
Total inventory	$4,627	$4,145
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021

Laboratory equipment	$21,122	$13,823
Computer equipment and software	876	461
Furniture and fixtures	575	478
Leasehold improvements	3,375	2,449
Construction-in-progress	1,281	784
Property and equipment	27,229	17,995
Less: accumulated depreciation and amortization	(7,821)	(4,908)
Total property and equipment, net	$19,408	$13,087
Depreciation and amortization expense related to property and equipment was $3.9 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively.
Accrued Expenses
Accrued expenses consists of the following (in thousands):

	December 31,
	2022	2021

Accrued compensation	$6,139	$4,730
Accrued professional services	322	388
Accrued property and equipment	300	269
Accrued research and development	235	1,023
Accrued taxes	335	457
Other	967	1,527
Total accrued expenses	$8,298	$8,394

SEER, INC.
Notes to Consolidated Financial Statements
5.REVENUE AND DEFERRED REVENUE
Product revenue consists of instrument with embedded software essential to the instrument's functionality, consumables and platform evaluation agreements. Service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer. Related party revenue is comprised of both the sale of products and services performed for related parties, as further discussed in Note 11. Grant revenues consist of services performed specifically for the reimbursement of research-related expenses.
Product Revenue
For the years ended December 31, 2022 and 2021, the Company recognized $8.6 million and $3.6 million of product revenue to non-related customers, respectively. As of December 31, 2022 and 2021, the Company recorded $34,000 and $0.4 million of deferred revenue related to product sales, respectively.
Service Revenue
For the years ended December 31, 2022 and 2021 the Company recognized $0.9 million and $0.5 million of service revenue to non-related customers, respectively. As of December 31, 2022 and 2021, there were $0.1 million and $0 of deferred service revenue, respectively.
Deferred revenue activity for the year ended December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021

Balance, beginning of period	$376	$250
Additions	233	376
Revenue recognized	(476)	(250)
Balance, end of period	$133	$376
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. As of December 31, 2022, $2.0 million of revenue is expected to be recognized from the remaining performance obligations, of which 66% is expected to be recognized within 12 months, and the remainder thereafter.
Grant Revenue
In August 2019, the Company received a notice of a Small Business Innovation Research grant award from the National Institutes of Health, which will provide funding of approximately $1.1 million to the Company for its development of research applications. For the years ended December 31, 2022 and 2021, the Company recognized grant revenue of $0.3 million and $0.2 million with respect to the award.
6.    CAPITAL STOCK AND STOCKHOLDERS’ EQUITY
As of December 31, 2022, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.

SEER, INC.
Notes to Consolidated Financial Statements
Common Stock
Common stock issued and outstanding is as follows:

	December 31,
	2022	2021

Class A common stock	59,366,077	57,493,005
Class B common stock	4,044,969	4,522,478
Total common stock issued and outstanding	63,411,046	62,015,483
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
Stock Options
Stock options to purchase the Company’s Class A common stock may be granted at a price not less than the fair market value of the Company’s Class A common stock at the date of grant in the case of both NSOs and ISOs, except for grants of stock options to an employee or non-employee with options who owns more than 10% of the voting power of all classes of stock of the Company, in which case the exercise price shall be no less than 110% of the fair market value per Class A common stock on the grant date. The exercise price for an ISO cannot be less than the fair market value of the Class A common stock on the grant date. Stock options granted under the 2017 Plan and 2020 Plan generally vest over four years and expire no later than 10 years from the date of grant. 5,336,569 shares of Class A common stock were initially reserved for issuance under the 2020 Plan, which includes 516,710 shares that remained available for issuance under the 2017 Plan. As of December 31, 2022, there are 11,400,396 shares of Class A common stock reserved for issuance under the 2020 Plan, 5,649,834 shares of which are available for issuance in connection with grants of future awards.

SEER, INC.
Notes to Consolidated Financial Statements
Stock option activity for the year ended December 31, 2022 is as follows:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	9,832,924	$12.49	8.48	$139,143
Options granted	3,356,254	13.53
Options exercised	(974,307)	3.22
Options forfeited	(2,000,441)	11.55
Balance at December 31, 2022	10,214,430	$13.90	8.00	$12,685
Vested and exercisable, December 31, 2022	4,412,694	$8.11	7.29	$9,323
The weighted-average grant-date fair value of stock options granted to employees during the years ended December 31, 2022 and 2021, was $14.15 and $28.93 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021, was $12.7 million and $46.5 million, respectively. As of December 31, 2022, the total unrecognized stock-based compensation related to unvested stock options was $51.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.43 years.
The fair value of stock options granted to employees, directors, and non-employees is calculated using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31,
	2022	2021
Risk-free interest rate	1.6% - 4.2%	0.6% - 1.4%
Expected volatility	59.8% - 97.0%	62.5% - 71.4%
Expected term (in years)	5.77 - 6.08	6.00 - 10.00
Expected dividend yield	—	—
Restricted Stock Awards
Certain stock options granted provide stock option holders the right to exercise unvested stock options in exchange for restricted shares of Class A common stock. The Company has also issued restricted shares of Class A common stock to employees and directors. There were 60,787 shares and 174,300 shares of restricted stock that were unvested and subject to repurchase as of December 31, 2022 and 2021, respectively.
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

SEER, INC.
Notes to Consolidated Financial Statements
common stock on the grant date. The RSUs generally vest over a two- to three-year period from the vesting start date.
RSU activity for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	740,366	$26.49
Granted	1,738,125	14.61
Vested	(319,598)	18.42
Forfeited	(507,917)	17.61
Balance at December 31, 2022	1,650,976	$18.23
As of December 31, 2022, the total unrecognized stock-based compensation related to RSUs was $22.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.92 years.
Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (ESPP), which was subsequently approved by the Company’s stockholders and became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation.
A total of 1,195,327 shares of Class A common stock are reserved for issuance under the ESPP as of December 31, 2022. During the year ended December 31, 2022, 107,499 shares of Class A common stock were issued under the ESPP. As of December 31, 2022, the total unrecognized stock-based compensation related to the ESPP was $0.2 million, which the Company expects to recognize over a remaining weighted-average period of 0.37 years.
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2022	2021

Risk-free interest rate	1.5%-4.5%	0.1%
Expected volatility	79.1%-88.5%	56.9% - 67.4%
Expected term (in years)	0.50	0.34 - 0.50
Expected dividend yield	—	—
Stock-Based Compensation
The following table summarizes the components of stock-based compensation recognized in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021

Cost of revenue	$1,083	$1,800
Research and development	9,125	4,422
Selling, general and administrative	23,465	19,705
Total stock-based compensation	$33,673	$25,927

SEER, INC.
Notes to Consolidated Financial Statements
In February 2022, in connection with a leave of absence taken by one of the Company’s executives, a total of 1,330,892 share-based awards were modified to extend the overall term and change the timing of the vesting of the awards. The total incremental stock-based compensation associated with the modification is $0.9 million, which will be recognized over the next eight years.
On June 21, 2022, the Company’s Board of Directors approved an option repricing to reduce the exercise price of certain vested, outstanding, and unexercised stock options with an exercise price greater than $19.00 per share that were held by employees who were not members of the Board of Directors or officers for purposes of Section 16 of the Securities Exchange Act of 1934, as amended (“Non-Section 16 employees”) to $19.00 per share, which was the Company’s initial public offering price. The Board of Directors also approved the repricing of certain unvested, outstanding, and unexercised stock options with an exercise price greater than $19.00 per share that were held by Non-Section 16 employees to $7.40 per share, which was the closing price of the Company’s Class A common stock on the Nasdaq Global Select Market on the date of the approval of the repricing. Except for the exercise price, the amended stock options have the same terms and conditions (including vesting schedule, number of shares, and expiration date) and will continue to be governed by the terms of the 2020 Equity Incentive Plan.
As a result of the option repricing, the Company recorded $4.8 million of incremental compensation expense during the year ended December 31, 2022. The total unrecognized incremental stock-based compensation associated with the option repricing is $1.8 million, which will be recognized over the next three years.
8.    EMPLOYEE BENEFIT PLANS
The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. In 2022, the Company implemented a 401(k) match program. During fiscal years 2022 and 2021, the Company contributed $0.4 million and $0, respectively, to the 401(k) plan.
9.    LEASES
As a lessee, the Company leases office and laboratory space in Redwood City, California. The lease term commenced in November 2019 and was set to end in September 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of December 31, 2022 and 2021, respectively, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. In addition, the Company leases approximately 6,000 square of office space in San Diego, California under a lease that runs through September 2024.
As of December 31, 2022, the remaining weighted-average lease term was 9.8 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 6.2%. As of December 31, 2021, the remaining weighted-average lease term was 10.8 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 5.9%.
For the years ended December 31, 2022 and December 31, 2021, the Company incurred $4.6 million and $2.8 million of lease costs, respectively, of which $0.3 million and $0.1 million is related to the Company’s short-term lease and $0.6 million and $0.7 million is related to variable lease payments, respectively. The variable lease payments are primarily comprised of common area maintenance and include costs associated with the temporary space. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2022 and December 31, 2021 were $2.2 million and $0.9 million, respectively, and were included in net cash used in operating activities in the Company’s consolidated statements of cash flows.

SEER, INC.
Notes to Consolidated Financial Statements
As of December 31, 2022, future minimum commitments under the Company’s non-cancelable facility operating lease, in accordance with ASC 842, are as follows:

Years ending December 31,	(in thousands)
2023	$3,634
2024	3,738
2025	3,846
2026	3,957
2027	4,072
Thereafter	21,065
Total undiscounted future minimum lease payments	40,312
Present value adjustment for minimum lease commitments	(10,438)
Total operating lease liabilities	$29,874
As a lessor, the Company has contracts for equipment leased to customers. The Company accounts for the non-lease component under the revenue recognition ASC 606 guidance and the lease component under ASC 842 guidance. For an arrangement that has been classified as a sales-type lease, revenue is recognized when the transfer of control of the underlying leased asset has occurred and the net investment lease recorded, which is calculated at the present value of the remaining lease payments due from the lessee.
Revenue related to lease components from sales-type leases is presented as grant and other revenue and was $0.5 million and none for the year ended December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, lease receivables related to sales-type leases were $0.5 million and none, respectively, and is presented as prepaid expenses and other current assets on the consolidated balance sheets.
10.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $5.7 million and $5.5 million as of December 31, 2022 and 2021, respectively.
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2022 and 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Contingencies
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

SEER, INC.
Notes to Consolidated Financial Statements
11.    RELATED PARTY TRANSACTIONS
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
The Company has concluded that PrognomiQ is a VIE due to its reliance on future financing and insufficient equity investment at risk. However, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the activities that most significantly impact the economic performance of PrognomiQ and does not have control over the PrognomiQ board of directors. The Company has determined that it has the ability to exercise significant influence over PrognomiQ and therefore has accounted for its investment in PrognomiQ using the equity method. During the year ended December 31, 2022 and 2021, the carrying value of the Company’s investment in PrognomiQ was reduced to nil after recognizing net losses based on its percentage of ownership in PrognomIQ.
PrognomiQ constitutes a related party and, as of December 31, 2022 and 2021, the Company recorded $1.5 million and $1.3 million in related party receivables, respectively, on the consolidated balance sheets representing amounts due from product sales and services and for general transition services and support provided. For the year ended December 31, 2022 and 2021, the Company recognized revenue of $5.0 million and $2.3 million, respectively, from PrognomiQ and is presented as related party revenue on the consolidated statements of operations and comprehensive loss and is comprised of the sale of instruments and consumables, and services performed.
During 2022, a member of the Company’s directors served as a board member and an executive officer at a company that is a customer of the Company. As of December 31, 2022, the Company recorded $0.3 million in related party receivables, on the consolidated balance sheets, representing revenue from products sales. Revenue recognized from the sale of consumables was $0.3 million and is presented as related party revenue on the consolidated statements of operations and comprehensive loss. The Company has a contract for equipment leased to this customer that has been classified as a sales-type lease. As of December 31, 2022, the lease receivables related to the sales-type lease is $0.2 million and is presented as prepaid expenses and other current assets on the consolidated balance sheets.
12.    NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021

Numerator:
Net loss attributable to common stockholders	$(92,966)	$(71,169)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	62,433,613	60,863,950
Net loss per share attributable to common stockholders, basic and diluted	$(1.49)	$(1.17)

SEER, INC.
Notes to Consolidated Financial Statements
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31,
	2022	2021

Class A common stock options issued and outstanding	10,214,430	9,832,924
Restricted common stock subject to future vesting	60,787	174,300
Restricted stock units	1,650,976	740,366
Estimated ESPP shares to be issued	127,041	41,205
Total	12,053,234	10,788,795

13.    INCOME TAXES
Income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following (in thousands):

	Year Ended December 31,
	2022	2021

Federal tax benefits at statutory rate	$(19,523)	$(14,887)
State taxes, net of federal benefit	(6,181)	(1,275)
Change in valuation allowance	24,828	17,751
Stock-based compensation tax deduction over book expense	131	(2,790)
Permanent differences	615	(47)
Research and development credits	(1,920)	(1,697)
Executive compensation limitations	2,405	2,806
Other	(355)	139
Total income tax expense	$—	$—
Deferred income tax reflects the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The categories that give rise to components of the deferred tax assets are as follows (in thousands):

SEER, INC.
Notes to Consolidated Financial Statements

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$33,187	$22,385
Accrued expenses and reserves	1,540	1,129
Research and development credits	4,092	2,073
Stock-based compensation	7,790	4,198
Lease liabilities	7,663	6,182
Capitalized research and development	7,819	—
Other	43	56
Gross deferred tax assets	62,134	36,023
Less valuation allowance	(54,991)	(30,194)
Net deferred tax assets	$7,143	$5,829
Deferred tax liabilities:
Fixed assets and intangibles	(216)	(490)
Right-of-use assets	(6,927)	(5,339)
Gross deferred tax liabilities	(7,143)	(5,829)
Total net deferred tax assets (liabilities)	$—	$—
The tax benefit of net operating losses, temporary differences, and credit carryforwards are recorded as an asset to the extent that management assesses that realization is “more likely than not.” Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since the Company’s incorporation in 2017. Such objective evidence limits the ability to recorded against the Company's net deferred tax assets. The amount of the net deferred tax assets considered realizable, could be adjusted as estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth. For the years ended December 31, 2022 and 2021, the net changes in the net valuation allowance were an increase of $25.0 million and an increase of $18.0 million, respectively.
As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of approximately $119.4 million and $94.0 million, respectively, which will carry forward indefinitely for federal tax purposes. At December 31, 2022 and 2021, the Company had state net operating loss carryforwards of approximately $122.5 million and $84.5 million, respectively, which will begin to expire in 2035 for state tax purposes.
As of December 31, 2022 and 2021, the Company had federal research and development credit carryforwards of approximately $3.0 million and $1.5 million, respectively, which begin to expire in 2039 and state research and development credit carryforwards of approximately $3.1 million and $1.6 million, respectively, which will carry forward indefinitely.
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
As of December 31, 2022 and 2021, the Company had unrecognized tax benefits of approximately $1.6 million and $0.8 million, respectively. The amount of unrecognized tax benefits is not expected to significantly change over the next 12 months. If recognized, unrecognized tax benefits would not have an impact on the Company’s effective tax rate due to the Company’s full valuation allowance position. The beginning and ending unrecognized tax benefits amounts is as follows (in thousands):

SEER, INC.
Notes to Consolidated Financial Statements

	December 31,
	2022	2021
Beginning balance	$839	$337
Change related to prior year provisions	99	(154)
Change related to current year provisions	648	656
Ending balance	$1,586	$839
It is the Company’s policy to include any assessed penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. Management determined that no accrual for interest and penalties was required as of December 31, 2022.
For year ended December 31, 2022 and 2021, the Company did not record an income tax expense. The Company will continue to maintain a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s income tax expense will remain at nil as no items that are either estimated or discrete items would impact the tax expense for the period.
The Tax Cuts and Jobs Act included a change in the treatment of research and development (R&D) expenditures for tax purposes under Section 174. Effective for tax years beginning after December 31, 2021, specified R&D expenditures must undergo a 5-year amortization period for domestic spend and a 15-year amortization period for foreign spend. Prior to the effective date (2021 tax year and prior), taxpayers were able to immediately expense R&D costs under Section 174(a) or had the option to capitalize and amortize R&D expenditures over a 5-year recovery period under Section 174(b).
The Company is estimating 2022 capitalization of U.S R&D expenditures net of 2022 amortization of approximately $37.2 million (an add back to estimated 2022 US taxable income). The Company has no foreign R&D expenses.
On August 16, 2022, President Biden signed the Inflation Reduction Act into law, which includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company does not anticipate these provisions to have a material impact on its consolidated financial statements.
All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.
14.    SUBSEQUENT EVENTS
The Company evaluated subsequent events from December 31, 2022, the date of these consolidated financial statements, through March 6, 2023, which represents the date the financial statements were available to be issued for events requiring recording or disclosure in the financial statements for the year ended December 31, 2022. The Company concluded that no events have occurred that would require recognition or disclosure in the consolidated financial statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
As of December 31, 2022, our management conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting based upon the framework in the Internal Control -Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2022.
We are a smaller reporting company, and therefore our independent registered public accounting firm has not issued a report on the effectiveness of internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.
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

PART IV.
Item 15. Exhibits and Financial Statement Schedules
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

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39747	3.1	12/8/2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39747	3.2	12/8/2020

4.1	Form of common stock certificate of the Registrant.	S-1	333-250035	4.1	11/12/2020

4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain holders of its capital stock, dated as of December 9, 2020.	S-1	333-252395	4.2	1/25/2021

4.3	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-39747	4.3	3/29/2021

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-250035	10.1	11/12/2020

10.2+	2020 Equity Incentive Plan and related form agreements.	S-1/A	333-250035	10.2	11/30/2020

10.3+	2017 Stock Incentive Plan and related form agreements.	S-1/A	333-250035	10.3	11/30/2020

10.4+	2020 RSU Equity Incentive Plan and related form agreements.	S-1/A	333-250035	10.4	11/30/2020

10.5+	Amended and Restated 2020 Employee Stock Purchase Plan and related form agreements.	10-Q	001-39747	10.1	5/6/2022

10.6+	Key Executive Change in Control and Severance Plan, and form of Participation Agreement thereunder.	S-1/A	333-250035	10.6	11/30/2020

10.7+	Confirmatory Offer Letter between the Registrant and Dr. Omid Farokhzad, dated November 30, 2020.	S-1/A	333-250035	10.7	11/30/2020

10.8+	Confirmatory Offer Letter between the Registrant and Omead Ostadan, dated November 30, 2020.	S-1/A	333-250035	10.8	11/30/2020

10.9+	Confirmatory Offer Letter between the Registrant and David Horn, dated November 30, 2020.	S-1/A	333-250035	10.9	11/30/2020

10.10+	CEO Change in Control and Severance Agreement between the Registrant and Dr. Omid Farokhzad, dated November 30, 2020.	S-1/A	333-250035	10.10	11/30/2020

10.11+	Executive Incentive Compensation Plan.	S-1/A	333-250035	10.11	11/30/2020

10.12+	Outside Director Compensation Policy (as amended on June 15, 2022)	10-Q	001-39747	10.1	8/9/2022

10.13#	Umbrella Development & Supply Agreement between the Registrant and Hamilton Company, dated March 9, 2020.	S-1	333-250035	10.14	11/12/2020

10.14#	Exclusive Patent License Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated December 18, 2017.	S-1	333-250035	10.15	11/12/2020

10.15	Class A Common Stock Purchase Agreement by and among the Registrant, Fidelity Management & Research Company LLC, SoftBank, certain funds and accounts advised by T. Rowe Price Associates, Inc. and aMoon Fund, dated as of November 12, 2020.	S-1	333-250035	10.15	11/12/2020

10.16	Leave of Absence Agreement between Omead Ostadan and the Company effective October 7, 2021.	8-K	001-39747	10.1	10/13/2021

10.17	Amended Confirmatory Employment Letter between the Company and Omead Ostadan, dated February 18, 2022.	8-K	001-39747	10.1	2/18/2022

10.18	Confirmatory Offer Letter between the Registrant and Scott Thomas, dated March 2, 2022.	8-K	001-39747	10.1	3/18/2022

10.19	Consultant Agreement between the Registrant and Omead Ostadan, dated August 25, 2022.	8-K	001-39747	10.1	8/26/2022

21.1	List of Subsidiaries of the Registrant.				*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.				*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: March 6, 2023

SEER, INC.

By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Omid Farokhzad, M.D.	Chief Executive Officer, President, and Chair of the Board of Directors (Principal Executive Officer)	March 6, 2023
Omid Farokhzad, M.D.

/s/ David R. Horn	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 6, 2023
David R. Horn

/s/ David Hallal	Lead Independent Director	March 6, 2023
David Hallal

/s/ Catherine Friedman	Director	March 6, 2023
Catherine Friedman

/s/ Meeta Gulyani	Director	March 6, 2023
Meeta Gulyani

/s/ Rachel Haurwitz, Ph.D.	Director	March 6, 2023
Rachel Haurwitz, Ph.D.

/s/ Robert Langer, Sc.D.	Director	March 6, 2023
Robert Langer, Sc.D.

/s/ Terrance McGuire	Director	March 6, 2023
Terrance McGuire

/s/ Deep Nishar	Director	March 6, 2023
Deep Nishar

/s/ Mostafa Ronaghi, Ph.D.	Director	March 6, 2023
Mostafa Ronaghi, Ph.D.