Form 10-Q
period 2023-03-31
Seer, Inc.
filed 2023-05-09
CIK 1726445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, the registrant had 59,696,350 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 shares of Class B common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
SEER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$48,386	$53,208
Short-term investments	303,708	368,031
Accounts receivable, net	4,735	4,315
Related party receivables	1,383	1,804
Other receivables	1,065	899
Inventory	3,718	4,627
Prepaid expenses and other current assets	4,380	2,098
Total current assets	367,375	434,982
Long-term investments	58,416	5,157
Operating lease right-of-use assets	26,944	27,003
Property and equipment, net	18,675	19,408
Restricted cash	524	524
Other assets	853	855
Total assets	$472,787	$487,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,956	$2,104
Accrued expenses	7,175	8,298
Deferred revenue	263	133
Operating lease liabilities, current	2,188	1,842
Other current liabilities	172	207
Total current liabilities	11,754	12,584
Operating lease liabilities, net of current portion	27,684	28,032
Other noncurrent liabilities	360	320
Total liabilities	39,798	40,936
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of March 31, 2023 and December 31, 2022; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 59,694,350 and 59,366,077 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 4,044,969 and 4,044,969 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	676,536	667,739
Accumulated other comprehensive loss	(93)	(1,251)
Accumulated deficit	(243,455)	(219,496)
Total stockholders’ equity	432,989	446,993
Total liabilities and stockholders’ equity	$472,787	$487,929
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product	$2,343	$2,149
Service	69	79
Related party	1,306	1,070
Grant and other	335	14
Total revenue	4,053	3,312
Cost of revenue:
Product	1,436	1,660
Service	7	14
Related party	478	394
Grant and other	64	—
Total cost of revenue	1,985	2,068
Gross profit	2,068	1,244
Operating expenses:
Research and development	14,474	10,732
Selling, general and administrative	15,039	14,298
Total operating expenses	29,513	25,030
Loss from operations	(27,445)	(23,786)
Other income (expense):
Interest income	3,717	144
Other expense	(231)	(4)
Total other income	3,486	140
Net loss	$(23,959)	$(23,646)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	1,158	(1,691)
Comprehensive loss	$(22,801)	$(25,337)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.38)
Weighted-average common shares outstanding, basic and diluted	63,543,094	62,003,504
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	63,411,046	$1	$667,739	$(219,496)	$(1,251)	$446,993
Issuance of Class A common stock from exercise of options and release of restricted stock units	328,273	—	30	—	—	30
Vesting of early exercised stock options and restricted common stock	—	—	43	—	—	43
Stock-based compensation	—	—	8,724	—	—	8,724
Other comprehensive gain	—	—	—	—	1,158	1,158
Net loss	—	—	—	(23,959)	—	(23,959)
Balance at March 31, 2023	63,739,319	$1	$676,536	$(243,455)	$(93)	$432,989

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

SEER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022

OPERATING ACTIVITIES
Net loss	$(23,959)	$(23,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,724	8,062
Depreciation and amortization	1,249	875
Loss on disposal of property and equipment	226	—
Net amortization of premium on available-for-sale securities	(2,378)	314
Provision for inventory excess and obsolescence	178	—
Non-cash operating lease expense	57	597
Changes in operating assets and liabilities:
Accounts receivable, net	(420)	(298)
Related party receivables	421	157
Other receivables	(166)	(174)
Prepaid expenses and other current assets	(2,282)	(2,850)
Inventory	(40)	300
Other assets	2	11
Accounts payable	(100)	(479)
Deferred revenue	130	18
Accrued expenses	(985)	(2,038)
Other current liabilities	(35)	—
Other noncurrent liabilities	47	—
Net cash used in operating activities	(19,331)	(19,151)
INVESTING ACTIVITIES
Purchases of property and equipment	(121)	(1,080)
Purchase of available-for-sale securities	(134,520)	—
Proceeds from sale of available-for-sale securities	2,990	—
Proceeds from maturities of available-for-sale securities	146,130	12,000
Net cash provided by investing activities	14,479	10,920
FINANCING ACTIVITIES
Repurchase of Class A common stock	—	(21)
Proceeds from exercise of Class A common stock options	30	773
Net cash provided by financing activities	30	752
Net decrease in cash, cash equivalents and restricted cash	(4,822)	(7,479)
Cash, cash equivalents and restricted cash, beginning of period	53,732	233,337
Cash, cash equivalents and restricted cash, end of period	$48,910	$225,858

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases included in accounts payable	$6	$204
Property and equipment purchases included in accrued expenses	$198	$183
Inventory transferred to property and equipment	$771	$635
Lease liability obtained in exchange for right-of-use assets	$514	$6,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Seer, Inc. (the Company) was incorporated in Delaware on March 16, 2017, and is headquartered in Redwood City, California, with wholly-owned subsidiaries in Massachusetts and the United Kingdom. The Company is a life sciences company focused on capturing deep molecular insights from the proteome to enable novel insights and breakthroughs in the understanding of biology and disease. Since inception, the Company has devoted substantially all of its resources to research and development activities, including with respect to the Proteograph Product Suite, building its commercial infrastructure including manufacturing, operations, sales and marketing and service and support functions, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, becoming a publicly-traded company, and providing general and administrative support for these activities.
The Company is subject to a number of risks, similar to other early-stage life science companies, including, but not limited to, development and commercialization of its products, market acceptance of its products, development by its competitors of new technological innovations, protection of its intellectual property, and raising additional capital.
Liquidity
As of March 31, 2023, the Company has incurred significant losses and has had negative cash flows from operations. As of March 31, 2023, the Company had cash and cash equivalents and short-term investments of $352.1 million and an accumulated deficit of $243.5 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of March 31, 2023 provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company maintains bank deposits in federally insured

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
financial institutions, and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVB's deposits and loans. In light of the foregoing, the Company does not believe that it has exposure to loss as a result of SVB’s receivership. As of March 31, 2023, the Company held $0.8 million in SVB and has not experienced any losses on its deposits of cash, cash equivalents and investments.
For the three months ended March 31, 2023 and 2022, the Company recognized revenue from a related party that represented 32% of the Company’s total revenue.
For the three months ended March 31, 2023, 22% of the total revenue was generated outside of the United States, primarily from countries in Asia and Europe. For the three months ended March 31, 2022, 25% of the total revenue was generated outside of the United States, primarily from countries in Asia and Europe.
As of March 31, 2023 and December 31, 2022, there was one related party customer which represented 23% and 25%, respectively, of the total accounts receivable balance. As of December 31, 2022, there were two additional customers which represented 10% and 12% of the total accounts receivable balance.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2023 and December 31, 2022, all amounts recorded as cash and cash equivalents consist of cash and money market funds and are stated at fair value.
Restricted cash as of March 31, 2023 and December 31, 2022 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$48,386	$53,208
Restricted cash	524	524
Total cash and cash equivalents and restricted cash	$48,910	$53,732
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
aging status and financial condition of its customers. Balances are written off when they are ultimately determined to be uncollectible. There were $24,000 and $30,000 allowance for credit losses related to accounts receivable as of March 31, 2023 and December 31, 2022, respectively.
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
Grant and Other Revenue
Grant revenue represents funding under cost reimbursement programs from federal foundation sources for qualified research and development activities performed by the Company and are not based on estimates that are subject to change. Grants received are assessed to determine if the agreement should be accounted for as an exchange transaction or a contribution. An agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Such amounts are recorded as revenue as grant-

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
funded activities are performed up to the amount of expenses incurred. Any advance funding payments are recorded as deferred revenue until the activities are performed.
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
The total consideration in a lease arrangement is allocated between lease and non-lease components on their relative stand-alone selling prices. The stand-alone selling price is based on the price the Company would sell that promised good or service separately to a customer. If a stand-alone price is not available for a component, it is estimated using the best information available.
Income Taxes
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the period incurred and requires amortization over five years or fifteen years pursuant to Internal Revenue Code Section 174. The Company has reflected this change in legislation in its annual tax provision included in the Annual Report on Form 10-K filed with the SEC on March 6, 2023 and it does not result in any material impact on its financial position, results of operations or cash flows.
3.FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$41,906	$—	$—	$41,906
U.S. Treasury securities	—	6,480	—	6,480
Total cash equivalents	41,906	6,480	—	48,386
Investments:
U.S. Treasury securities	—	223,594	—	223,594
U.S. Non-Treasury securities	—	16,841	—	16,841
Commercial paper	—	58,300	—	58,300
Corporate debt securities	—	63,389	—	63,389
Total investments	—	362,124	—	362,124
Total assets measured at fair value	$41,906	$368,604	$—	$410,510

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,208	$—	$—	$53,208
Total cash equivalents	53,208	—	—	53,208
Investments:
U.S. Treasury securities	—	227,692	—	227,692
U.S. Non-Treasury securities	—	10,702	—	10,702
Commercial paper	—	55,433	—	55,433
Corporate debt securities	—	79,361	—	79,361
Total investments	—	373,188	—	373,188
Total assets measured at fair value	$53,208	$373,188	$—	$426,396

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
The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$41,906	$—	$—	$41,906
U.S. Treasury securities	6,479	1	—	6,480
Total cash equivalents	48,385	1	—	48,386
Investments:
U.S. Treasury securities	223,488	258	(152)	223,594
U.S. Non-Treasury securities	16,818	24	(1)	16,841
Commercial paper	58,372	2	(74)	58,300
Corporate debt securities	63,542	7	(160)	63,389
Total investments	362,220	291	(387)	362,124
Total assets measured at fair value	$410,605	$292	$(387)	$410,510

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$53,208	$—	$—	$53,208
Total cash equivalents	53,208	—	—	53,208
Investments:
U.S. Treasury securities	228,563	25	(896)	227,692
U.S. Non-Treasury securities	10,699	6	(3)	10,702
Commercial paper	55,561	3	(131)	55,433
Corporate debt securities	79,616	6	(261)	79,361
Total investments	374,439	40	(1,291)	373,188
Total assets measured at fair value	$427,647	$40	$(1,291)	$426,396
As of March 31, 2023 and December 31, 2022, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. Approximately $0.1 million of the Company’s investments have been in a continuous unrealized loss position for 12 months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of March 31, 2023, $58.4 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of March 31, 2023 and December 31, 2022, the Company recorded $0.7 million and $0.6 million of accrued interest, respectively, related to its available-for-sale investments as a component of other receivables on the condensed consolidated balance sheets.
4.OTHER FINANCIAL STATEMENT INFORMATION
Inventory
Inventory consists of the following (in thousands):

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31,	December 31,
	2023	2022
Raw materials	$1,592	$2,129
Work-in-progress	205	271
Finished goods	1,921	2,227
Total inventory	$3,718	$4,627
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$22,092	$21,122
Computer equipment and software	909	876
Furniture and fixtures	575	575
Leasehold improvements	3,375	3,375
Construction-in-progress	106	1,281
Property and equipment	27,057	27,229
Less: accumulated depreciation and amortization	(8,382)	(7,821)
Total property and equipment, net	$18,675	$19,408
Depreciation and amortization expense related to property and equipment was $1.2 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively.
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued compensation	$3,806	$6,139
Accrued professional services	458	322
Accrued property and equipment	198	300
Accrued research and development	259	235
Accrued taxes	790	335
Other	1,664	967
Total accrued expenses	$7,175	$8,298
5.REVENUE AND DEFERRED REVENUE
Product revenue consists of an instrument with embedded software essential to the instrument’s functionality, consumables and platform evaluation agreements. Service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer. Related party revenue is comprised of both the sale of products and services performed for related parties, as further discussed in Note 10. Grant revenues consist of services performed specifically for the reimbursement of research-related expenses.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Product Revenue
For the three months ended March 31, 2023 and 2022, the Company recognized $2.3 million and $2.1 million of product revenue to non-related customers, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded $0.1 million and $34,000 of deferred revenue related to product sales, respectively.
Service Revenue
For the three months ended March 31, 2023 and 2022, the Company recognized $69,000 and $79,000 of service revenue to non-related customers, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded $0.2 million and $0.1 million of deferred service revenue, respectively.
Deferred revenue activity for the period ended March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Balance, beginning of period	$133	$376
Additions	614	233
Revenue recognized	(441)	(476)
Balance, end of period	$306	$133
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. As of March 31, 2023, $3.1 million of revenue is expected to be recognized from the remaining performance obligations, of which 77% is expected to be recognized within 12 months and the remainder thereafter.
Grant and Other Revenue
In August 2019, the Company received a notice of a Small Business Innovation Research (SBIR) grant award from the National Institutes of Health, which will provide funding of approximately $1.1 million to the Company for its development of research applications. For the three months ended March 31, 2023 and 2022, the Company recognized $0.3 million and approximately $14,000 of grant revenue, respectively, with respect to the award.
6.CAPITAL STOCK AND STOCKHOLDERS’ EQUITY
As of March 31, 2023, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.
Common Stock
Common stock issued and outstanding is as follows:

	March 31,	December 31,
	2023	2022

Class A common stock	59,694,350	59,366,077
Class B common stock	4,044,969	4,044,969
Total common stock issued and outstanding	63,739,319	63,411,046
Class A and Class B common stock have a par value of $0.00001 per share. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Class B common shares are convertible to Class A common shares at any time at the option of the holder on a one-for-one

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
7.EQUITY INCENTIVE PLANS
As of March 31, 2023, there are 14,570,948 shares of Class A common stock reserved for issuance under the 2020 Equity Incentive Plan, 4,581,459 of which shares are available for issuance in connection with grants of future awards.
Stock Options
Stock option activity for the three months ended March 31, 2023 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2022	10,214,430	$13.90
Options granted	2,247,900	4.60
Options exercised	(13,595)	2.20
Options forfeited	(101,825)	12.77
Balance at March 31, 2023	12,346,910	$12.23
Vested and exercisable, March 31, 2023	5,241,662	$8.76
Market Condition Options
During the three months ended March 31, 2023, the Company granted options to purchase an aggregate of 1,794,000 shares of the Company’s Class A common stock to certain Company executives, with vesting subject to market conditions (Market Condition Options). The Market Condition Options become eligible to vest if the average of the closing sales prices of a share of Class A common stock over a trailing twenty trading day period within seven years from the date of grant reaches a stock price of $6.885 per share (the Market Price Milestone). If the Market Price Milestone is achieved, 25% of each Market Condition Option will vest upon certification of such achievement, subject to the recipient’s continued service through the Market Price Milestone achievement date, and an additional 25% of each Market Condition Option will then vest on each of the one-, two- or three-year anniversaries of the Market Price Milestone achievement date, respectively, subject to the recipient’s continued service through the applicable anniversary date. In the event of the Company’s change in control during the seven-year performance period, the performance period will be shortened, achievement of the Market Price Milestone will be assessed based on the per share value of consideration that stockholders receive in the transaction (the CIC Price), and if the Market Price Milestone is achieved on that basis, each Market Condition Option will vest in full as of immediately prior to the change in control, subject to the recipient’s continued service as of immediately prior to the change in control.
The Market Condition Option has a grant date fair value of approximately $5.2 million determined using a lattice-binomial option-pricing model based on a Monte Carlo simulation. The following assumptions were used to determine the grant date fair value of $2.80 - $3.02: (i) risk-free interest rate: 3.94%; (ii) expected volatility: 83.1%; and (iii) expected dividend yield: 0.0%. Compensation expense is recognized using an accelerated attribution method based on the derived service periods for each of the tranches. Failure to meet the market condition for an award does not result in reversal of previously recognized expense, so long as the service is provided for the duration of the respective derived service period.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company recognized compensation expense of $0.5 million related to the Market Condition Options for the three months ended March 31, 2023. As of March 31, 2023, there was $4.8 million in unrecognized compensation related to unvested Market Condition Options, which the Company expects to recognize over a remaining weighted-average period of 2.08 years.
Restricted Stock Awards
Certain stock options granted provide stock option holders the right to exercise unvested stock options in exchange for restricted shares of Class A common stock. The Company has also issued restricted shares of Class A common stock to employees and directors. There were 65,251 shares and 60,787 shares of restricted stock that were unvested and subject to repurchase as of March 31, 2023 and December 31, 2022, respectively.
Restricted Stock Units
RSU activity for the three months ended March 31, 2023 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2022	1,650,976	$18.23
Granted	2,110,570	4.59
Vested	(314,678)	22.08
Forfeited	(17,718)	10.97
Balance at March 31, 2023	3,429,150	$9.52

Employee Stock Purchase Plan
A total of 1,829,437 shares of Class A common stock are reserved for issuance under the 2020 Employee Stock Purchase Plan (ESPP) as of March 31, 2023. During the three months ended March 31, 2023 and 2022, no shares of Class A common stock were issued under the ESPP.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation recognized in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$328	$208
Research and development	2,549	2,001
Selling, general and administrative	5,847	5,853
Total stock-based compensation	$8,724	$8,062
In February 2022, in connection with a leave of absence taken by one of our executives, a total of 1,330,892 share-based awards were modified to extend the overall term and change the timing of the vesting of the awards. The total incremental stock-based compensation associated with the modification is $0.9 million, which will be recognized over the next eight years. Effective on September 30, 2022, the executive resigned from his position as President of the Company and the Company’s Board of Directors.
On June 21, 2022, the Board of Directors approved an option repricing to reduce the exercise price of certain vested, outstanding, and unexercised stock options with an exercise price greater than $19.00 per share that were held by employees who were not members of the Board or Director or officers for purposes of Section 16 of the Securities

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
As a result of the option repricing, the Company recorded $2.0 million of stock-based compensation expense for the three months ended March 31, 2023. The total unrecognized stock-based compensation associated with the option repricing is $1.6 million, which will be recognized over the next three years.
8.    LEASES
As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end on September 30, 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of March 31, 2023 and December 31, 2022, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. In addition, the Company leases approximately 6,000 square feet of office space in San Diego, California pursuant to a lease that runs through September 2024.
As of March 31, 2023, the remaining weighted-average lease term was 9.4 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 6.2%.
The components of lease costs related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$1,038	$813
Variable lease costs	161	194
Short-term lease costs	10	69
Total lease costs	$1,209	$1,076
Variable lease costs are primarily comprised of common area maintenance.
As of March 31, 2023, future minimum commitments under the Company’s non-cancelable facility operating lease are as follows:

Years ending December 31,	(in thousands)
2023 (remaining nine months)	$2,961
2024	3,969
2025	3,846
2026	3,957
2027	4,072
Thereafter	21,065
Total undiscounted future minimum lease payments	39,870
Present value adjustment for minimum lease commitments	(9,998)
Total operating lease liabilities	$29,872
As a lessor, the Company has contracts for equipment leased to customers. The Company accounts for the non-lease component under the revenue recognition ASC 606 guidance and the lease component under ASC 842 guidance. For

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
an arrangement that has been classified as a sales-type lease, revenue is recognized when the transfer of control of the underlying leased asset has occurred and the net investment lease recorded, which is calculated at the present value of the remaining lease payments due from the lessee.
Revenue related to lease components from operating leases is presented as grant and other revenue and was $40,000 and nil for the three months ended March 31, 2023 and 2022, respectively.
9.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $4.3 million and $5.7 million as of March 31, 2023 and December 31, 2022, respectively.
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2023 and December 31, 2022, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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
The Company has concluded that PrognomiQ is a VIE due to its reliance on future financing and insufficient equity investment at risk. However, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the activities that most significantly impact the economic performance of PrognomiQ and does not have control over the PrognomiQ board of directors. The Company has determined that it has the ability to exercise significant influence over PrognomiQ and therefore has accounted for its investment in PrognomiQ using the equity method. During the year ended December 31, 2022, the carrying value of the Company’s investment in PrognomiQ was reduced to nil after recognizing net losses based on its percentage of ownership in PrognomiQ.
PrognomiQ constitutes a related party and, as of March 31, 2023 and December 31, 2022, the Company held $1.4 million and $1.5 million in related party receivables, respectively, on the condensed consolidated balance sheets representing amounts due from product sales and services and for general transition services and support provided. For the three months ended March 31, 2023 and 2022, the Company recognized revenue of $1.3 million and $1.1 million, respectively, from PrognomiQ, which is presented as related party revenue on the condensed consolidated statements of operations and comprehensive loss and is comprised of the sale of instruments and consumables, and services performed.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
During 2022, a member of the Company’s Board of Directors served as a board member and an executive officer at a company that is a customer of the Company. As of March 31, 2023 and December 31, 2022, the Company recorded nil and $0.3 million in related party receivables, respectively, on the condensed consolidated balance sheets, representing revenue from products sales. There was no revenue recognized for the three months ended March 31, 2023 and 2022. The Company has a contract for equipment leased to this customer that has been classified as a sales-type lease. As of March 31, 2023 and December 31, 2022, the lease receivables related to the sales-type lease is $0.2 million. The lease receivables are presented as prepaid expenses and other current assets on the condensed consolidated balance sheets.
11.    NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(23,959)	$(23,646)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,543,094	62,003,504
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.38)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2023	2022
Class A common stock options issued and outstanding	12,346,910	11,560,004
Restricted common stock subject to future vesting	65,251	125,231
Restricted stock units	3,429,150	1,959,042
Total	15,841,311	13,644,277

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
We are broadly commercializing the Proteograph Product Suite through a direct sales channel in the United States, and through both direct and distributor sales channels in regions outside the United States. Since we are in the early stages of commercialization, we have built, and will continue to build, our sales, marketing, support and product distribution capabilities. In addition, we will continue to build the necessary infrastructure for these activities in the United States, European Union, the United Kingdom, and other countries and regions, including Asia-Pacific, as we execute on our commercialization strategy for the Proteograph.
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
During the three months ended March 31, 2023 and 2022, we incurred a net loss of $24.0 million and $23.6 million, respectively, and used $19.3 million and $19.2 million of cash in operations, respectively. As of March 31, 2023, we had an accumulated deficit of $243.5 million and cash and cash equivalents and investments of $410.5 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future.
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
Cost of Revenue
We utilize third-party manufacturers for production of our SP100 instrument and we manufacture our NPs and assemble our assay kits internally. Cost of revenue consists primarily of costs of the components of the Proteograph Product Suite, including the SP100 instrument with embedded software essential to the instrument’s functionality, and consumables, and distribution-related expenses such as logistics and shipping costs. In addition, cost of revenue includes stock-based compensation and related employee benefits, allocated overhead and write-downs or impairments of obsolete inventory.
Research and Development Expenses
Research and development, or R&D, expenses include costs associated with performing services under research and development service contracts and research and development of our technology and product candidates. R&D expenses consist primarily of employee compensation, including stock-based compensation and employee benefits, laboratory supplies used for in-house research, consulting costs, costs related to clinical studies for the collection of biological samples for research use, and allocated costs, including rent, depreciation, information technology and utilities.
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

Results of Operations
Comparisons of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Product	$2,343	$2,149	$194	9%
Service	69	79	(10)	(13)%
Related party	1,306	1,070	236	22%
Grant and other	335	14	321	2293%
Total revenue	4,053	3,312	741	22%
Cost of revenue:
Product	1,436	1,660	(224)	(13)%
Service	7	14	(7)	(50)%
Related party	478	394	84	21%
Grant and other	64	—	64	*
Total cost of revenue	1,985	2,068	(83)	(4)%
Gross profit	2,068	1,244	824	66%
Operating expenses:
Research and development	14,474	10,732	3,742	35%
Selling, general and administrative	15,039	14,298	741	5%
Total operating expenses	29,513	25,030	4,483	18%
Loss from operations	(27,445)	(23,786)	(3,659)	15%
Other income (expense):
Interest income	3,717	144	3,573	2481%
Other expense	(231)	(4)	(227)	5675%
Total other income	3,486	140	3,346	2390%
Net loss	$(23,959)	$(23,646)	$(313)	1%
* Not meaningful
Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$4,053	$3,312	$741	22%
Revenue increased by $0.8 million, or 22%, from $3.3 million during the three months ended March 31, 2022 to $4.1 million during the three months ended March 31, 2023, primarily due to increased consumable kit sales related to the Proteograph Product Suite. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument, consumable kits and platform evaluations, of which $1.3 million was attributed to related party. Also, revenue from our grant-funded activities related to our Small Business Innovation Research (SBIR) grant from the National Institutes of Health Grant (NIH) increased between the two periods by $0.3 million.

Cost of Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$1,985	$2,068	$(83)	(4)%
Cost of revenue decreased by $0.1 million, or 4%, from $2.1 million during the three months ended March 31, 2022 to $2.0 million during the three months ended March 31, 2023, primarily due to increased consumable kit sales, which carry a higher margin, offset by increased overhead expenses, warranty and inventory reserves and other costs of revenue. Cost of revenue related to the Proteograph Product Suite consists of costs of the SP100 instrument, consumable kits and other related costs, including labor and overhead.
Research and Development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$14,474	$10,732	$3,742	35%
R&D expenses increased by $3.7 million, or 35%, from $10.7 million during the three months ended March 31, 2022 to $14.5 million during the three months ended March 31, 2023. The increase was primarily due to an increase in product development efforts related to the Proteograph Product Suite, including $1.2 million in employee compensation costs and other related expenses, including $0.5 million in stock-based compensation, due to growth in research and development personnel and a $0.8 million increase in overhead related to the allocation of facility expense associated with the build-out of our expansion facilities to support our R&D efforts. Other increases are attributable to business and lab expenses of $0.8 million, and $0.2 million in depreciation of laboratory equipment.
Selling, General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$15,039	$14,298	$741	5%
Selling, general and administrative expenses increased by $0.7 million, or 5%, from $14.3 million during the three months ended March 31, 2022 to $15.0 million during the three months ended March 31, 2023, primarily due to a $1.3 million increase in employee compensation costs, a $0.8 million increase in general business expense, a $0.1 million increase in travel expense, and a $0.2 million increase in facility expense. The increase was offset by a $1.0 million decrease in consulting and recruiting expenses and a $0.6 million decrease in allocated overhead related to IT and facilities allocations.
Total Other Income

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Total other income	$3,486	$140	$3,346	2390%
Total other income increased by $3.3 million, or 2390%, from $0.1 million during the three months ended March 31, 2022 to $3.5 million during the three months ended March 31, 2023. The increase was due to higher rates of interest earned on cash invested in money market funds, U.S. Treasury, commercial paper and corporate securities during the three months ended March 31, 2023.
Liquidity and Capital Resources
Since the date of our incorporation, we have not generated significant revenue from product sales and have incurred significant operating losses and negative cash flows from operations. Our operations have been funded primarily through the sale and issuance of equity securities since inception. We anticipate that we will continue to incur net losses and do not expect positive cash flows from operations for the foreseeable future. However, based on our cash on hand, we believe we will have adequate liquidity over the next twelve months following the date of this Quarterly Report of Form 10-Q to operate our business and to meet our cash requirements.
We enter into agreements as a part of normal course of business with various vendors, which are generally cancellable without material penalty upon written notice. Payments associated with these agreements are not included in this discussion of contractual obligations.
Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California and office space in San Diego, California. We leases approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of March 31, 2023 and December 31, 2022, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. We lease approximately 6,000 square feet of office space in San Diego, California that runs through September 2024.
We have certain purchase commitments related to our inventory management with certain manufacturing suppliers wherein we are required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $4.3 million as of March 31, 2023.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(19,331)	$(19,151)
Net cash provided by investing activities	14,479	10,920
Net cash provided by financing activities	30	752
Net decrease in cash, cash equivalents and restricted cash	$(4,822)	$(7,479)

Operating Activities
During the three months ended March 31, 2023, cash used in operating activities was $19.3 million, which was attributable to a net loss of $24.0 million and a net change in our net operating assets and liabilities of $3.4 million, partially offset by non-cash charges of $8.1 million. Non-cash charges primarily consisted of $8.7 million in stock-based compensation, $1.2 million of depreciation and amortization, $0.2 million of loss on disposal of property and equipment, provision for inventory excess and obsolescence of $0.2 million, and $0.1 million of non-cash operating lease expense, offset by $2.4 million of net amortization of premium on available-for-sales securities. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expense and other current asset of $2.3 million primarily due to our annual insurance renewal, a decrease in accrued expense of $1.0 million due to the bonus payout for 2022, and an increase in accounts receivable of $0.4 million.
During the three months ended March 31, 2022, cash used in operating activities was $19.2 million, which was attributable to a net loss of $23.6 million and a net change in our net operating assets and liabilities of $5.3 million, partially offset by non-cash charges of $9.8 million. Non-cash charges primarily consisted of $8.1 million in stock-based compensation, $0.9 million of depreciation and amortization, $0.3 million of net amortization of premiums on available-for-sales securities and $0.5 million of non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to an increases in inventory levels of $0.3 million, an increase in prepaid expenses and other current assets of $2.9 million, and an increase of $2.0 million in accrued expenses related to employee compensation.
Investing Activities
During the three months ended March 31, 2023, cash provided by investing activities was $14.5 million, which was attributable to the proceeds from maturities of available-for-sale securities of $146.1 million and proceeds from sale of available-for-sale securities of $3.0 million. This was offset by $134.5 million related to purchases of available-for-sale securities.
During the three months ended March 31, 2022, cash provided by investing activities was $10.9 million, which related to proceeds from maturities of available-for-sale securities of $12.0 million and $1.1 million in payments primarily for laboratory equipment.
Financing Activities
During the three months ended March 31, 2023, cash provided by financing activities was $30,000, which was attributable to net proceeds from the exercise of stock options.
During the three months ended March 31, 2022, cash provided by financing activities was $0.8 million, which was attributable to net proceeds from the exercise of stock options.
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
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of

Financial Condition and Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•even if the Proteograph Product Suite is successfully commercialized and achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products or services, our revenues and our prospects could be harmed;
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
We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $24.0 million and $23.6 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $243.5 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite, including sales and marketing, manufacturing and operations costs, and research and development efforts for products. These efforts may prove more costly than we currently anticipate. While we have generated product revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
•the prices at which we will be able to sell the Proteograph Product Suite and related services;
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
•the impact of health epidemics on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our customers, suppliers, and distributors;
•global supply chain interruptions; and

•general industry, economic and market conditions such as inflation, rising interest rates, bank failures and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
•delays in ramping up manufacturing, either internally or through our suppliers, to meet the expected demand for broad commercialization; and
•the impact of health epidemics on the economy and research industries, our business operations, and resources and the operations of our customers, suppliers and supply chain, and distributors.
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
•our ability to develop new products, services and solutions that achieve commercial market acceptance;
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

Even if the Proteograph Product Suite is successfully commercialized and achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products and services, our revenues and our prospects could be harmed.
Even if we are able to broadly commercialize the Proteograph Product Suite and achieve broad scientific and market acceptance, our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve the Proteograph solution and to introduce compelling new products and services. The success of any enhancement to the Proteograph Product Suite or introduction of new products depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, appropriately timed and staged introduction and overall market acceptance. Any new product or enhancement to the Proteograph that we develop may not be introduced in a timely or cost-effective manner, may contain defects, errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to generate significant revenue.
The typical development cycle of new life sciences products can be lengthy and complicated, and may require new scientific discoveries or advancements, considerable resources and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. If we do not achieve the required technical specifications or successfully manage new product development processes, or if development work is not performed according to schedule, then such new technologies or products may be adversely impacted. If we are unable to successfully develop new products and services, enhance the Proteograph Product Suite to meet customer requirements, compete with alternative products, or otherwise gain and maintain market acceptance, our business, results of operations and financial condition could be harmed.
Health epidemics such as the COVID-19 pandemic could continue to adversely impact our business and operations.
Our ability to drive the adoption of the Proteograph Product Suite, including our instruments and associated consumables by academic, research, and commercial customers, depends on our ability to visit customer sites, the ability of our customers to access laboratories, and the ability to install and train on the Proteograph Product Suite and conduct research in light of the COVID-19 pandemic or any other health epidemic. These considerations are impacted by factors beyond our control, such as:
•reductions in capacity or shutdowns of laboratories and other institutions as well as reduced or delayed spending on instruments and consumables as a result of shutdowns and delays;
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
The future impact of the COVID-19 pandemic and any other health epidemic is highly uncertain and subject to sudden change. This impact could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, such as the manufacturer of our SP100 automation instrument Hamilton Company, and could worsen over time. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear. Any of these occurrences, and any new epidemics, could significantly harm our business, results of operations and financial condition.

Unfavorable U.S. or global economic conditions could adversely affect our ability to raise capital and our business, results of operations and financial condition.
There has recently been extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the Proteograph Product Suite and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy, rising inflation, rising interest rates, or bank failures could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations, financial condition, and cause the stock price of our Class A Common Stock to decline.
Adverse developments affecting the financial services industry could impair our ability to access our cash, cash equivalents and investments and to timely meet our financial obligations to our vendors and others.
Adverse developments affecting the financial services industry, many of which may be beyond our control, could impair our ability to access our cash, cash equivalents and investments and to timely meet our financial obligations to our vendors and others. If banks and financial institutions with whom we have relationships experience liquidity issues, become insolvent, or enter receivership, we may be unable to access, and we may lose, some of or all our cash, cash equivalents and investments to the extent those funds are not protected by FDIC or SIPC insurance. We regularly maintain cash, cash equivalents and investments that exceed insurance limits or are not insured, and the factors above or other related or similar factors not described above could have a material adverse effect on our financial statements and our vendor and other relationships, and cause the price of our Class A Common stock to decline.
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
In our development and commercialization plans for the Proteograph Product Suite, we may forego other opportunities that may provide greater revenue or be more profitable. If our research and product development efforts do not result in commercially viable products or services within anticipated timelines, or at all, our business and results of operations will be adversely affected. Any delay or failure by us to develop and release the Proteograph Product Suite or new products or product enhancements would have a substantial adverse effect on our business and results of operations.

Our sales have been concentrated in a small number of customers.
We are in the early stages of our commercialization plan and our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomiQ, Inc. For each of the three months ended March 31, 2023, and 2022, PrognomiQ, Inc. accounted for 32% of our revenue. If one or more customers, including PrognomiQ, Inc., terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 10 - Related Party Transactions to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomiQ, Inc.
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
•competitor product or service offerings or pricing;
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
We leverage well-established unit operations to formulate and manufacture our NPs at our facilities in Redwood City, California. We procure certain components of our consumables from third-party manufacturers, which includes the commonly available raw materials needed for manufacturing our proprietary engineered NPs. These manufacturing processes are complex. As we increase the commercial scale formulation and manufacturing of our NP panels, if we are not able to repeatably produce our NPs at commercial scale or source them from third-party suppliers, encounter unexpected difficulties in packaging our consumables, fail to comply with regulations relating to laboratory safety, the handling of human samples, the use and transportation of certain hazardous substances or chemicals, including in commercial products, or the collection, reuse, and recycling of waste from products we manufacture, our business will be adversely impacted.
As we continue to scale commercially and develop new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturer will be able to continue to manufacture our SP100 automation instrument so that it consistently achieves the product specifications and produces results with acceptable quality. Our NPs and other consumables have a limited shelf life, after which their performance is not ensured. Shipment of consumables that effectively expire early or shipment of defective instruments or consumables to customers may result in recalls and warranty replacements, which would increase our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any future design issues, unforeseen manufacturing problems, such as contamination of or cyber attacks on our or our manufacturers’ facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, results of operations and financial condition and could result in us or our third-party manufacturers losing International Organization for Standardization (ISO) quality management certifications. If we or our third-party manufacturers fail to obtain or maintain applicable ISO quality management certifications, customers might choose not to purchase products from us.
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
At our facilities in Redwood City, including our Biohazards Safety Level 2 laboratory, we leverage unit operations to formulate and manufacture our NPs, assemble our consumables, conduct assays and perform mass spectrometer analyses. As we increase the commercial scale, formulation and manufacture of our products using, handling, storing and transporting biological samples, hazardous materials and substances or chemicals such as reagents, or if we are unable to repeatably produce our products or perform our services, in compliance with applicable healthy and safety, and environmental laws, rules and regulations, our operations, including our sales, could be negatively affected. In addition, if we encounter issues in packaging and labelling our consumables, complying with regulations relating to laboratory safety, safety data sheets, handling human samples such as inactive COVID-19 samples, using certain hazardous substances or chemicals such as reagents in commercial products, collecting, reusing and recycling of waste from products we manufacture, or complying with environmental health and safety regulations, our business could be adversely impacted.
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
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our Class A common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we borrow funds from or deposit funds in banks or other financial institutions, we might encounter increasingly restrictive requirements and be subject to their solvency risk. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our technologies or products or grant licenses on terms that are not favorable to us.
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
In August 2020, we transferred certain assets to PrognomiQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. As of March 31, 2023, we held approximately 15% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:
•PrognomiQ may be unable to successfully develop viable testing products;
•PrognomiQ’s business may not help demonstrate the value of the Proteograph;
•an inability to reach agreement with PrognomiQ on future commercial arrangements;
•although PrognomiQ accounted for 32% of our revenue during the three months ended March 31, 2023, it may not continue to be a meaningful customer of ours;
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
If we are unable to successfully maintain internal control over financial reporting, or identify any material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. Any failure to implement and maintain effective internal control over financial reporting could cause investors to lose confidence in our reported financial and other information, adversely impact our stock price, cause us to incur increased costs to remediate any deficiencies, and attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets or cause our stock to be delisted from The Nasdaq Global Select Market or any other securities exchange on which it is then listed. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which would harm our business.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. In addition, any testing by us conducted in connection with Section 404(a) of SOX or any subsequent testing by our independent registered public accounting firm in connection with Section 404(b) of SOX, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our condensed consolidated financial statements or identify other areas for further attention or improvement. We are also required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Remediation of previous material weaknesses may not be effective or prevent any future deficiency in our internal control over financial reporting. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock.
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
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, we have a limited operating history. For example, in connection with the implementation of the new revenue accounting standard for product sales, management makes judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the new standard. If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, or if accounting rules, regulations, standards or practices change, our compensation practices may need to change or our financial statements may need to be restated, and our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
We or our licensor have been, and may be, subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, while the inventorship on a patent is generally presumed to be correct, the company received a letter requesting the addition of a third-party as an inventor to certain intellectual property owned or licensed by the company. Moreover, we or our licensor may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products. In addition, counterparties to our consulting, sponsored research, software development and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. In particular, certain software development agreements pursuant to which certain third parties have developed parts of our proprietary software may not include provisions that expressly assign to us ownership of all intellectual property developed for us by such third parties. Furthermore, certain of our sponsored research agreements pursuant to which we provide certain research services for third parties do not assign to us all intellectual property developed under such agreements. As such, we may not have the right to use all such developed intellectual property under such agreements, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain such licenses and such licenses are necessary for the development, manufacture and commercialization of our products and technologies, we may need to cease the development, manufacture and commercialization of our products and technologies.
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
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impacting our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims, or other challenges to our trademarks, brought by owners of trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, from time to time, we enter into agreements with owners of such third party trade names or trademarks to avoid potential trademark litigation which may impact our ability to use our trade names or trademarks in certain fields of business. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may suffer a competitive disadvantage, and our business, financial condition, results of operations and prospects may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.
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
If third parties, including our competitors, believe that our products or technologies infringe, misappropriate or otherwise violate their intellectual property, such third parties may seek to enforce their intellectual property, including patents, by filing an intellectual property-related lawsuit, including patent infringement lawsuit, against us. Even if we believe the third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. For example, we are aware of a U.S. issued patent owned by a third party that is directed to a method for diagnosing a biological condition by analyzing certain types of proteins, including through the use of nanoparticles. Such patent is expected to expire in 2026, without taking into account any possible patent term adjustments or extensions. We are also aware of a pending patent application in Europe owned by a third party directed to a method of identifying biomarkers in biofluids using nanoparticles and, if issued, is projected to expire in 2037, without taking into account any possible patent term extensions. Such patent and patent applications could be construed to cover certain aspects of our products or technologies, including the Proteograph Product Suite. If any of these third parties, or any other third parties, were to assert these or any other patents against us and we are unable to successfully defend against any such assertion, we may be required, including by court order, to cease the development and commercialization of the infringing products or technologies and we may be required to redesign such products or technologies so they do not infringe such patents, which may not be possible or may require substantial monetary expenditures and time. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed such patents. We could also be required to obtain a license to such patents in order to continue the development and commercialization of the infringing product or technology, however such a license may not be available on commercially reasonable terms or at all, including because certain of these patents are held by or may be licensed to our competitors. Even if such license were available, it may require substantial payments or cross-licenses under our intellectual property rights, and it may only be available on a nonexclusive basis, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operation or prospects.
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
Furthermore, we or our licensor may be subject to claims by former employees, consultants or other third parties asserting an ownership right in our owned or licensed patents or patent applications. An adverse determination in any such proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology, without payment to us, or could limit the duration of the patent protection covering our technology and products. Such challenges may also result in our inability to develop, manufacture or commercialize our products without infringing third-party patent rights. Any of the foregoing could harm our business, financial condition, results of operations and prospects.
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
•the perceived solvency of financial institutions with which we have financial deposits or investments in excess of insurance limits;
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
Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of May 5, 2023, the holders of our Class B common stock hold in the aggregate 40.4% of the voting power of our capital stock.
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

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020, and the CPRA, which increases such rights and responsibilities, came into effect on January 1, 2023. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
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
Item 2. Unregistered Sales of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
On May 9, 2023, the Company announced that Scott Thomas, the Company’s Chief Commercial Officer, will be transitioning out of company in July 2023.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Outside Director Compensation Policy (as amended on February 16, 2023)				*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

SEER, INC.

Date: May 9, 2023	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer, President and Chair of the Board of Directors
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ David R. Horn
David R. Horn
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)