Form 10-Q
period 2023-06-30
Seer, Inc.
filed 2023-08-08
CIK 1726445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, the registrant had 59,895,002 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 shares of Class B common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
SEER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$56,404	$53,208
Short-term investments	263,805	368,031
Accounts receivable, net	4,490	4,315
Related party receivables	638	1,804
Other receivables	1,171	899
Inventory	5,263	4,627
Prepaid expenses and other current assets	3,610	2,098
Total current assets	335,381	434,982
Long-term investments	75,806	5,157
Operating lease right-of-use assets	26,363	27,003
Property and equipment, net	22,124	19,408
Restricted cash	524	524
Other assets	997	855
Total assets	$461,195	$487,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,250	$2,104
Accrued expenses	7,929	8,298
Deferred revenue	255	133
Operating lease liabilities, current	2,249	1,842
Other current liabilities	122	207
Total current liabilities	15,805	12,584
Operating lease liabilities, net of current portion	27,096	28,032
Other noncurrent liabilities	174	320
Total liabilities	43,075	40,936
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of June 30, 2023 and December 31, 2022; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 59,884,629 and 59,366,077 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 4,044,969 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	686,537	667,739
Accumulated other comprehensive loss	(1,532)	(1,251)
Accumulated deficit	(266,886)	(219,496)
Total stockholders’ equity	418,120	446,993
Total liabilities and stockholders’ equity	$461,195	$487,929
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product	$1,645	$2,406	$3,988	$4,555
Service	467	57	536	137
Related party	1,358	1,108	2,664	2,178
Grant and other	538	50	873	64
Total revenue	4,008	3,621	8,061	6,934
Cost of revenue:
Product	1,118	1,643	2,554	3,303
Service	193	15	200	29
Related party	352	354	830	748
Grant and other	64	—	128	—
Total cost of revenue	1,727	2,012	3,712	4,080
Gross profit	2,281	1,609	4,349	2,854
Operating expenses:
Research and development	14,148	10,871	28,622	21,607
Selling, general and administrative	16,074	14,172	31,113	28,466
Total operating expenses	30,222	25,043	59,735	50,073
Loss from operations	(27,941)	(23,434)	(55,386)	(47,219)
Other income (expense):
Interest income	4,560	676	8,277	819
Other expense	(50)	(57)	(281)	(61)
Total other income	4,510	619	7,996	758
Net loss	$(23,431)	$(22,815)	$(47,390)	$(46,461)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1,439)	(886)	(281)	(2,577)
Comprehensive loss	$(24,870)	$(23,701)	$(47,671)	$(49,038)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.37)	$(0.74)	$(0.75)
Weighted-average common shares outstanding, basic and diluted	63,762,625	62,376,571	63,654,348	62,191,068
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	63,411,046	$1	$667,739	$(219,496)	$(1,251)	$446,993
Issuance of Class A common stock from exercise of options and release of restricted stock units	328,273	—	30	—	—	30
Vesting of early exercised stock options and restricted Class A common stock	—	—	43	—	—	43
Stock-based compensation	—	—	8,724	—	—	8,724
Other comprehensive gain	—	—	—	—	1,158	1,158
Net loss	—	—	—	(23,959)	—	(23,959)
Balance at March 31, 2023	63,739,319	$1	$676,536	$(243,455)	$(93)	$432,989
Issuance of Class A common stock from exercise of options and release of restricted stock units	121,784	—	20	—	—	20
Issuance of Class A common stock in connection with employee stock purchase plan	68,495	—	192	—	—	192
Vesting of early exercised stock options and restricted Class A common stock	—	—	37	—	—	37
Stock-based compensation	—	—	9,752	—	—	9,752
Other comprehensive loss	—	—	—	—	(1,439)	(1,439)
Net loss	—	—	—	(23,431)	—	(23,431)
Balance at June 30, 2023	63,929,598	$1	$686,537	$(266,886)	$(1,532)	$418,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	62,015,483	$1	$629,981	$(126,530)	$(536)	$502,916
Issuance of Class A common stock from exercise of options and release of restricted stock units	283,251	—	773	—	—	773
Repurchase of Class A common stock	(5,841)	—	—	—	—	—
Vesting of early exercised stock options and restricted Class A common stock	—	—	44	—	—	44
Stock-based compensation	—	—	8,062	—	—	8,062
Other comprehensive loss	—	—	—	—	(1,691)	(1,691)
Net loss	—	—	—	(23,646)	—	(23,646)
Balance at March 31, 2022	62,292,893	$1	$638,860	$(150,176)	$(2,227)	$486,458
Issuance of Class A common stock from exercise of options and release of restricted stock units	260,533	—	445	—	—	445
Issuance of Class A common stock in connection with employee stock purchase plan	56,753	—	420	—	—	420
Vesting of early exercised stock options and restricted Class A common stock	—	—	43	—	—	43
Stock-based compensation	—	—	8,378	—	—	8,378
Other comprehensive loss	—	—	—	—	(886)	(886)
Net loss	—	—	—	(22,815)	—	(22,815)
Balance at June 30, 2022	62,610,179	$1	$648,146	$(172,991)	$(3,113)	$472,043
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022

OPERATING ACTIVITIES
Net loss	$(47,390)	$(46,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,476	16,440
Depreciation and amortization	2,553	1,776
Loss on disposal of property and equipment	255	—
Net amortization (accretion) of premium on available-for-sale securities	(5,391)	439
Provision for inventory excess and obsolescence	300	—
Non-cash operating lease expense	111	1,004
Changes in operating assets and liabilities:
Accounts receivable, net	719	(1,038)
Prepaid expenses and other assets	(1,654)	(2,471)
Inventory	(2,147)	(3,002)
Accounts payable	(101)	530
Deferred revenue	122	53
Accrued liabilities and other liabilities	(317)	(421)
Net cash used in operating activities	(34,464)	(33,151)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,269)	(2,606)
Purchase of available-for-sale securities	(269,870)	(143,651)
Proceeds from sale of available-for-sale securities	2,990	—
Proceeds from maturities of available-for-sale securities	305,567	24,000
Net cash provided by (used in) investing activities	37,418	(122,257)
FINANCING ACTIVITIES
Repurchase of Class A common stock	—	(20)
Proceeds from exercise of Class A common stock options	50	1,218
Proceeds from issuance of Class A common stock in connection with employee stock purchase plan	192	420
Net cash provided by financing activities	242	1,618
Net increase (decrease) in cash, cash equivalents and restricted cash	3,196	(153,790)
Cash, cash equivalents and restricted cash, beginning of period	53,732	233,337
Cash, cash equivalents and restricted cash, end of period	$56,928	$79,547

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases included in accounts payable and accrued expenses	$3,398	$1,578
Inventory transferred to property and equipment	$1,211	$—
Lease liability obtained in exchange for right-of-use assets	$514	$6,855

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
Liquidity
As of June 30, 2023, the Company has incurred significant losses and has had negative cash flows from operations. As of June 30, 2023, the Company had cash and cash equivalents and short-term investments of $320.2 million and an accumulated deficit of $266.9 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of June 30, 2023 provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 6, 2023.
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

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company maintains bank deposits in federally insured financial institutions, and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVB’s deposits and loans. In light of the foregoing, the Company does not believe that it has exposure to loss as a result of SVB’s receivership. As of June 30, 2023, the Company held $0.9 million in SVB and has not experienced any losses on its deposits of cash and cash equivalents.
For the three and six months ended June 30, 2023, the Company recognized revenue from a related party that represented 34% and 33%, respectively, of the Company’s total revenue. For each of the three and six months ended June 30, 2022, the Company recognized revenue from a related party that represented 31% of the Company’s total revenue.
For the three and six months ended June 30, 2023, 17% and 20%, respectively, of the total revenue was generated outside of the United States, primarily from countries in Asia and Europe. For the three and six months ended June 30, 2022, 33% and 29%, respectively, of the total revenue was generated outside of the United States, primarily from countries in Asia and Europe.
As of June 30, 2023 and December 31, 2022, there was one related party customer which represented 12% and 25%, respectively, of the total accounts receivable balance. As of June 30, 2023, there were two additional customers which represented 14% and 12% of the total accounts receivable balance. As of December 31, 2022, there were two additional customers which represented 10% and 12% of the total accounts receivable balance.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2023 and December 31, 2022, all amounts recorded as cash and cash equivalents consist of cash and money market funds and are stated at fair value.
Restricted cash as of June 30, 2023 and December 31, 2022 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2023	2022

Cash and cash equivalents	$56,404	$53,208
Restricted cash	524	524
Total cash and cash equivalents and restricted cash	$56,928	$53,732
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Balances are written off when they are ultimately determined to

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
be uncollectible. There were $4,000 and $30,000 allowances for credit losses related to accounts receivable as of June 30, 2023 and December 31, 2022, respectively.
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
A portion of the Company’s revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers, and are therefore accounted for in accordance with ASC 842, Leases. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type lease using the lease classification guidance.
The total consideration in a lease arrangement is allocated between lease and non-lease components on their relative standalone selling prices. The standalone selling price is based on the price the Company would sell that promised good or service separately to a customer. If a standalone price is not available for a component, it is estimated using the best information available.
3.FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,185	$—	$—	$53,185
Total cash equivalents	53,185	—	—	53,185
Investments:
U.S. Treasury securities	—	228,282	—	228,282
U.S. Non-Treasury securities	—	22,592	—	22,592
Commercial paper	—	48,300	—	48,300
Corporate debt securities	—	40,437	—	40,437
Total investments	—	339,611	—	339,611
Total assets measured at fair value	$53,185	$339,611	$—	$392,796

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,208	$—	$—	$53,208
Total cash equivalents	53,208	—	—	53,208
Investments:
U.S. Treasury securities	—	227,692	—	227,692
U.S. Non-Treasury securities	—	10,702	—	10,702
Commercial paper	—	55,433	—	55,433
Corporate debt securities	—	79,361	—	79,361
Total investments	—	373,188	—	373,188
Total assets measured at fair value	$53,208	$373,188	$—	$426,396

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
The carrying amount of the Company’s accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short maturities.
The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$53,185	$—	$—	$53,185
Total cash equivalents	53,185	—	—	53,185
Investments:
U.S. Treasury securities	229,551	6	(1,275)	228,282
U.S. Non-Treasury securities	22,654	—	(62)	22,592
Commercial paper	48,356	—	(56)	48,300
Corporate debt securities	40,582	3	(148)	40,437
Total investments	341,143	9	(1,541)	339,611
Total assets measured at fair value	$394,328	$9	$(1,541)	$392,796

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$53,208	$—	$—	$53,208
Total cash equivalents	53,208	—	—	53,208
Investments:
U.S. Treasury securities	228,563	25	(896)	227,692
U.S. Non-Treasury securities	10,699	6	(3)	10,702
Commercial paper	55,561	3	(131)	55,433
Corporate debt securities	79,616	6	(261)	79,361
Total investments	374,439	40	(1,291)	373,188
Total assets measured at fair value	$427,647	$40	$(1,291)	$426,396
As of June 30, 2023 and December 31, 2022, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. Approximately $8,000 of the Company’s investments have been in a continuous unrealized loss position for 12 months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of June 30, 2023, $75.8 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of June 30, 2023 and December 31, 2022, the Company recorded $1.1 million and $0.6 million of accrued interest, respectively, related to its available-for-sale investments as a component of other receivables on the condensed consolidated balance sheets.
4.OTHER FINANCIAL STATEMENT INFORMATION
Inventory
Inventory consists of the following (in thousands):

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	June 30,	December 31,
	2023	2022
Raw materials	$1,472	$2,129
Work-in-progress	126	271
Finished goods	3,665	2,227
Total inventory	$5,263	$4,627
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory equipment	$26,550	$21,122
Computer equipment and software	881	876
Furniture and fixtures	684	575
Leasehold improvements	3,380	3,375
Construction-in-progress	278	1,281
Property and equipment	31,773	27,229
Less: accumulated depreciation and amortization	(9,649)	(7,821)
Total property and equipment, net	$22,124	$19,408
Depreciation and amortization expense related to property and equipment was $1.3 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense related to property and equipment was $2.6 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively.
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued compensation	$5,101	$6,139
Accrued taxes	644	335
Accrued inventory	683	156
Accrued research and development	379	235
Accrued professional services	300	322
Other	822	1,111
Total accrued expenses	$7,929	$8,298
5.REVENUE AND DEFERRED REVENUE
Product revenue consists of an instrument with embedded software essential to the instrument’s functionality, consumables and platform evaluation agreements. Service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer. Related party revenue is comprised of both the sale of products and services performed for related parties, as further discussed in Note 10. Grant and other revenue consists of grant revenue from services performed specifically for the reimbursement of research-related expense and other revenue which relates to lease arrangements, as further discussed in Note 8.
Deferred revenue activity for the period ended June 30, 2023 and December 31, 2022 are as follows (in thousands):

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	June 30,	December 31,
	2023	2022
Balance, beginning of period	$133	$376
Additions	648	233
Revenue recognized	(495)	(476)
Balance, end of period	$286	$133
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. As of June 30, 2023, $1.6 million of revenue is expected to be recognized from the remaining performance obligations, of which 56% is expected to be recognized within 12 months and the remainder thereafter.
Grant and Other Revenue
In August 2019, the Company received a notice of a Small Business Innovation Research (SBIR) grant award from the National Institutes of Health, which provides funding of approximately $1.1 million to the Company for its development of research applications. For the three and six months ended June 30, 2023, the Company recognized $0.5 million and $0.8 million of grant revenue, respectively, with respect to the award. For the three and six months ended June 30, 2022, the Company recognized $50,000 and $64,000 of grant revenue, respectively.
6.CAPITAL STOCK AND STOCKHOLDERS’ EQUITY
As of June 30, 2023, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.
Common Stock
Common stock issued and outstanding is as follows:

	June 30,	December 31,
	2023	2022

Class A common stock	59,884,629	59,366,077
Class B common stock	4,044,969	4,044,969
Total common stock issued and outstanding	63,929,598	63,411,046
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
Common stock issued and outstanding on the condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity includes shares related to early exercised options and restricted stock that are subject to repurchase.
7.EQUITY INCENTIVE PLANS
As of June 30, 2023, there are 14,570,948 shares of Class A common stock reserved for issuance under the 2020 Equity Incentive Plan, 3,290,184 of which shares are available for issuance in connection with grants of future awards.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock Options
Stock option activity for the six months ended June 30, 2023 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2022	10,214,430	$13.90
Options granted	3,259,009	4.38
Options exercised	(23,161)	2.20
Options forfeited	(159,766)	11.69
Balance at June 30, 2023	13,290,512	$11.61
Vested and exercisable, June 30, 2023	6,109,830	$8.80
Market Condition Options
In February 2023, the Company granted options to purchase an aggregate of 1,794,000 shares of the Company’s Class A common stock to certain Company executives, with vesting subject to market conditions (Market Condition Options). The Market Condition Options become eligible to vest if the average of the closing sales prices of a share of Class A common stock over a trailing twenty trading day period within seven years from the date of grant reaches a stock price of $6.885 per share (the Market Price Milestone). If the Market Price Milestone is achieved, 25% of each Market Condition Option will vest upon certification of such achievement, subject to the recipient’s continued service through the Market Price Milestone achievement date, and an additional 25% of each Market Condition Option will then vest on each of the one-, two- or three-year anniversaries of the Market Price Milestone achievement date, respectively, subject to the recipient’s continued service through the applicable anniversary date. In the event of the Company’s change in control during the seven-year performance period, the performance period will be shortened, achievement of the Market Price Milestone will be assessed based on the per share value of consideration that stockholders receive in the transaction (the change in control price), and if the Market Price Milestone is achieved on that basis, each Market Condition Option will vest in full as of immediately prior to the change in control, subject to the recipient’s continued service as of immediately prior to the change in control.
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
The Company recognized compensation expense of $1.0 million and $1.4 million related to the Market Condition Options for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, there was $3.8 million in unrecognized compensation related to unvested Market Condition Options, which the Company expects to recognize over a remaining weighted-average period of 2.03 years.
Restricted Stock Awards
Certain stock options granted provide stock option holders the right to exercise unvested stock options in exchange for restricted shares of Class A common stock. The Company has also issued restricted shares of Class A common stock to employees and directors. There were 52,182 shares and 60,787 shares of restricted stock that were unvested and subject to repurchase as of June 30, 2023 and December 31, 2022, respectively.
Restricted Stock Units
Restricted Stock Unit activity for the six months ended June 30, 2023 is as follows:

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2022	1,650,976	$18.23
Granted	2,514,844	4.50
Vested	(426,896)	19.35
Forfeited	(83,885)	8.96
Balance at June 30, 2023	3,655,039	$8.87
Employee Stock Purchase Plan
A total of 1,829,437 shares of Class A common stock are reserved for issuance under the 2020 Employee Stock Purchase Plan (ESPP) as of June 30, 2023. During the six months ended June 30, 2023, 68,495 shares of Class A common stock were issued under the ESPP.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation recognized in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$406	$278	$735	$485
Research and development	2,733	2,392	5,281	4,393
Selling, general and administrative	6,613	5,708	12,460	11,562
Total stock-based compensation	$9,752	$8,378	$18,476	$16,440
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
As a result of the option repricing, the Company recorded $0.2 million and $0.4 million of incremental stock-based compensation expense for the three and six months ended June 30, 2023, respectively. The total unrecognized incremental stock-based compensation associated with the option repricing is $1.4 million, which will be recognized over the next three years.
8.    LEASES
As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end on September 30, 2032. The Company has an option to renew all

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of June 30, 2023 and December 31, 2022, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. In addition, the Company leases approximately 6,000 square feet of office space in San Diego, California pursuant to a lease that runs through September 2024.
As of June 30, 2023, the remaining weighted-average lease term was 9.1 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 6.2%.
The components of lease costs related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$1,038	$958	$2,076	$1,771
Variable lease costs	(138)	84	23	278
Short-term lease costs	10	69	20	138
Total lease costs	$910	$1,111	$2,119	$2,187
Variable lease costs are primarily comprised of common area maintenance.
As of June 30, 2023, future minimum commitments under the Company’s non-cancelable facility operating leases are as follows:

Years ending December 31,	(in thousands)
2023 (remaining six months)	$1,976
2024	3,969
2025	3,846
2026	3,957
2027	4,072
Thereafter	21,065
Total undiscounted future minimum lease payments	38,885
Present value adjustment for minimum lease commitments	(9,540)
Total operating lease liabilities	$29,345
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
The Company recognized $48,000 and $88,000 of revenue related to lease components from operating leases for the three and six months ended June 30, 2023, respectively, which is presented as grant and other revenue. The Company recognized no revenue related to lease components from operating leases for each of the three and six months ended June 30, 2022.
9.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
enforceable or subject to change. These outstanding commitments amounted to $1.7 million and $5.7 million as of June 30, 2023 and December 31, 2022, respectively.
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2023 and December 31, 2022, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Contingencies
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings.
10.    RELATED PARTY TRANSACTIONS
In August 2020, the Company formed a new entity, PrognomiQ, Inc. (PrognomiQ), and entered into a stock purchase agreement with PrognomiQ, pursuant to which the Company transferred to PrognomiQ certain assets that comprised the Company’s human diagnostics activities in exchange for all the outstanding equity interests of PrognomiQ. The Company subsequently completed a pro-rata distribution to its stockholders of most of the shares of capital stock of PrognomiQ.
The Company has concluded that PrognomiQ is a VIE due to its reliance on future financing and insufficient equity investment at risk. However, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the activities that most significantly impact the economic performance of PrognomiQ and does not have control over the PrognomiQ board of directors. The Company has determined that it has the ability to exercise significant influence over PrognomiQ and therefore has accounted for its investment in PrognomiQ using the equity method. As of the year ended December 31, 2022, the carrying value of the Company’s investment in PrognomiQ is nil due to recognized net losses based on its percentage of ownership in PrognomiQ.
PrognomiQ constitutes a related party and, as of June 30, 2023 and December 31, 2022, the Company held $0.6 million and $1.5 million in related party receivables, respectively, on the condensed consolidated balance sheets representing amounts due from product sales. For the three and six months ended June 30, 2023, the Company recognized revenue of $1.4 million and $2.7 million, respectively, which is presented as related party revenue on the condensed consolidated statements of operations and comprehensive loss and is comprised of the sale of instruments and consumables. For the three and six months ended June 30, 2022, the Company recognized revenue of $1.1 million and $2.2 million, respectively, which is presented as related party revenue on the condensed consolidated statements of operations and comprehensive loss and is comprised of the sale of instruments and consumables, and services performed.
During 2022, a member of the Company’s Board of Directors served as a board member and an executive officer at a company that is a customer of the Company. As of June 30, 2023 and December 31, 2022, the Company recorded nil and $0.3 million in related party receivables, respectively, on the condensed consolidated balance sheets, representing revenue from product sales. There was no revenue recognized for the three and six months ended June 30, 2023 and 2022. The Company has a contract for equipment leased to this customer that has been classified as a sales-type lease. As of each of June 30, 2023 and December 31, 2022, the lease receivables related to the sales-type lease are $0.2 million. The lease receivables are presented as prepaid expenses and other current assets on the condensed consolidated balance sheets.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
11.    NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(23,431)	$(22,815)	$(47,390)	$(46,461)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,762,625	62,376,571	63,654,348	62,191,068
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.37)	$(0.74)	$(0.75)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2023	2022
Class A common stock options issued and outstanding	13,290,512	11,741,948
Restricted common stock subject to future vesting	52,182	108,534
Restricted stock units	3,655,039	1,845,172
Total	16,997,733	13,695,654
12.    SUBSEQUENT EVENTS
On August 8, 2023, the Company implemented a reduction in force of approximately 12% of its workforce. The Company estimates that it will incur approximately $0.6 million of costs, consisting primarily of cash severance payments, which it expects to recognize in the third quarter of 2023.

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
During the six months ended June 30, 2023 and 2022, we incurred a net loss of $47.4 million and $46.5 million, respectively, and used $34.5 million and $33.2 million of cash in operations, respectively. As of June 30, 2023, we had an accumulated deficit of $266.9 million and cash and cash equivalents and investments of $396.0 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future.
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
Cost of Revenue
We utilize third-party manufacturers for production of our SP100 instrument and we manufacture our NPs and assemble our assay kits internally. Cost of revenue consists primarily of costs of the components of the Proteograph Product Suite, including the SP100 instrument with embedded software essential to the instrument’s functionality, and consumables, and distribution-related expenses such as logistics and shipping costs. In addition, cost of revenue includes stock-based compensation and related employee benefits, allocated overhead and write-downs or write-off of obsolete inventory.

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

Results of Operations
Comparisons of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Product	$1,645	$2,406	$(761)	(32)%
Service	467	57	410	719%
Related party	1,358	1,108	250	23%
Grant and other	538	50	488	976%
Total revenue	4,008	3,621	387	11%
Cost of revenue:
Product	1,118	1,643	(525)	(32)%
Service	193	15	178	1187%
Related party	352	354	(2)	(1)%
Grant and other	64	—	64	100%
Total cost of revenue	1,727	2,012	(285)	(14)%
Gross profit	2,281	1,609	672	42%
Operating expenses:
Research and development	14,148	10,871	3,277	30%
Selling, general and administrative	16,074	14,172	1,902	13%
Total operating expenses	30,222	25,043	5,179	21%
Loss from operations	(27,941)	(23,434)	(4,507)	19%
Other income (expense):
Interest income	4,560	676	3,884	575%
Other expense	(50)	(57)	7	(11)%
Total other income	4,510	619	3,891	629%
Net loss	$(23,431)	$(22,815)	$(616)	3%

Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$4,008	$3,621	$387	11%
Revenue increased by $0.4 million, or 11%, from $3.6 million during the three months ended June 30, 2022 to $4.0 million during the three months ended June 30, 2023, primarily due to increased consumable kit sales, service, and grant and other revenue, offset by fewer instrument sales. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument, consumable kits, platform evaluations, and service revenue, of which $1.4 million was attributed to related party. Also, revenue from our grant-funded activities related to our Small Business Innovation Research (SBIR) grant from the National Institutes of Health Grant (NIH) which increased between the two periods by $0.4 million and lease revenue presented as part of grant and other revenue increased between the two periods by $48,000.

Cost of Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$1,727	$2,012	$(285)	(14)%
Cost of revenue decreased by $0.3 million, or 14%, from $2.0 million during the three months ended June 30, 2022 to $1.7 million during the three months ended June 30, 2023, primarily due to increased consumable kit sales, which carry a lower cost of revenue, and lower product revenue from fewer instrument sales, which have a higher cost of revenue, offset by increased overhead expenses, warranty and inventory reserves and other costs of revenue. Cost of revenue related to the Proteograph Product Suite consists of costs of the SP100 instrument, consumable kits and other related costs, including labor and overhead.
Research and Development

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$14,148	$10,871	$3,277	30%
R&D expenses increased by $3.3 million, or 30%, from $10.9 million during the three months ended June 30, 2022 to $14.1 million during the three months ended June 30, 2023. The increase was primarily due to an increase in product development efforts related to the Proteograph Product Suite, including $1.4 million in employee compensation costs and other related expenses, including $0.3 million in stock-based compensation, due to an increase in research and development personnel and a $0.9 million increase in overhead related to the allocation of facility expense associated with the build-out of our expansion facilities to support our R&D efforts. Other increases are attributable to professional expenses of $0.4 million due to SBIR activities and $0.3 million in depreciation of laboratory equipment.
Selling, General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$16,074	$14,172	$1,902	13%
Selling, general and administrative expenses increased by $1.9 million, or 13%, from $14.2 million during the three months ended June 30, 2022 to $16.1 million during the three months ended June 30, 2023, primarily due to a $1.5 million increase in employee compensation costs and a $0.9 million increase in stock-based compensation. The increase was offset by a $0.5 million decrease in professional services.
Total Other Income

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Total other income	$4,510	$619	$3,891	629%

Total other income increased by $3.9 million, or 629%, from $0.6 million during the three months ended June 30, 2022 to $4.5 million during the three months ended June 30, 2023. The increase was due to higher rates of interest earned on cash invested in money market funds, U.S. Treasury, commercial paper and corporate securities during the three months ended June 30, 2023.
Results of Operations
Comparisons of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Product	$3,988	$4,555	$(567)	(12)%
Service	536	137	399	291%
Related party	2,664	2,178	486	22%
Grant and other	873	64	809	1264%
Total revenue	8,061	6,934	1,127	16%
Cost of revenue:
Product	2,554	3,303	(749)	(23)%
Service	200	29	171	590%
Related party	830	748	82	11%
Grant and other	128	—	128	100%
Total cost of revenue	3,712	4,080	(368)	(9)%
Gross profit	4,349	2,854	1,495	52%
Operating expenses:
Research and development	28,622	21,607	7,015	32%
Selling, general and administrative	31,113	28,466	2,647	9%
Total operating expenses	59,735	50,073	9,662	19%
Loss from operations	(55,386)	(47,219)	(8,167)	17%
Other income (expense):
Interest income	8,277	819	7,458	911%
Other expense	(281)	(61)	(220)	361%
Total other income	7,996	758	7,238	955%
Net loss	$(47,390)	$(46,461)	$(929)	2%

Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$8,061	$6,934	$1,127	16%

Revenue increased by $1.1 million, or 16%, from $6.9 million during the six months ended June 30, 2022 to $8.1 million during the six months ended June 30, 2023, primarily due to increased consumable kit sales, service, and grant and other revenue, offset by fewer instrument sales. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument, consumable kits, platform evaluations, and service revenue, of which $2.7 million was attributed to related party. Also, revenue from our grant-funded activities related to our SBIR grant from NIH increased between the two periods by $0.7 million and lease revenue presented as part of grant and other revenue increased between the two periods by $88,000.
Cost of Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$3,712	$4,080	$(368)	(9)%
Cost of revenue decreased by $0.4 million, or 9%, from $4.1 million during the six months ended June 30, 2022 to $3.7 million during the six months ended June 30, 2023, primarily due to increased consumable kit sales, which carry a lower cost of revenue, and lower product revenue from fewer instrument sales, which have a higher cost of revenue, offset by increased overhead expenses, warranty and inventory reserves and other costs of revenue. Cost of revenue related to the Proteograph Product Suite consists of costs of the SP100 instrument, consumable kits and other related costs, including labor and overhead.
Research and Development

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$28,622	$21,607	$7,015	32%
R&D expenses increased by $7.0 million, or 32%, from $21.6 million during the six months ended June 30, 2022 to $28.6 million during the six months ended June 30, 2023. The increase was primarily due to an increase in product development efforts related to the Proteograph Product Suite, including $2.7 million in employee compensation costs and other related expenses, including $0.9 million in stock-based compensation, due to an increase in research and development personnel and a $1.7 million increase in overhead related to the allocation of facility expense associated with the build-out of our expansion facilities to support our R&D efforts. Other increases are attributable to professional expenses of $0.5 million due to SBIR activities, business and laboratory expenses of $0.7 million, and $0.5 million in depreciation of laboratory equipment.
Selling, General and Administrative

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$31,113	$28,466	$2,647	9%
Selling, general and administrative expenses increased by $2.6 million, or 9%, from $28.5 million during the six months ended June 30, 2022 to $31.1 million during the six months ended June 30, 2023, primarily due to a $2.8 million increase in employee compensation costs and a $0.9 million increase in stock-based compensation. Other increases are attributable to a $0.1 million increase in depreciation and $0.1 million increase in travel expenses. The increase was offset by a $1.3 million decrease in professional services.

Total Other Income

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Total other income	$7,996	$758	$7,238	955%
Total other income increased by $7.2 million, or 955%, from $0.8 million during the six months ended June 30, 2022 to $8.0 million during the six months ended June 30, 2023. The increase was due to higher rates of interest earned on cash invested in money market funds, U.S. Treasury, commercial paper and corporate securities during `the six months ended June 30, 2023.
Liquidity and Capital Resources
Since the date of our incorporation, we have not generated significant revenue from product sales and have incurred significant operating losses and negative cash flows from operations. Our operations have been funded primarily through the sale and issuance of equity securities since inception. We anticipate that we will continue to incur net losses and do not expect positive cash flows from operations for the foreseeable future. However, based on our cash and cash equivalents and investments, we believe we will have adequate liquidity over the next twelve months following the date of this Quarterly Report of Form 10-Q to operate our business and to meet our cash requirements.
We enter into agreements as a part of normal course of business with various vendors, which are generally cancellable without material penalty upon written notice. Payments associated with these agreements are not included in this discussion of contractual obligations.
Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California and office space in San Diego, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of June 30, 2023 and December 31, 2022, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. We lease approximately 6,000 square feet of office space in San Diego, California that runs through September 2024.
We have certain purchase commitments related to our inventory management with certain manufacturing suppliers wherein we are required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $1.7 million as of June 30, 2023.
We take a long-term view in growing and scaling our business and regularly review opportunities that meet our long-term growth objectives. Our future capital requirements will depend on many factors including our revenue growth rate, investments in continued commercialization efforts, acquisitions of complementary or enhancing technologies or businesses, including intellectual property rights, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and international activities and the extent and magnitude of our ongoing research and development programs.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(34,464)	$(33,151)
Net cash provided by (used in) investing activities	37,418	(122,257)
Net cash provided by financing activities	242	1,618
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,196	$(153,790)
Operating Activities
During the six months ended June 30, 2023, cash used in operating activities was $34.5 million, which was attributable to a net loss of $47.4 million and a net change in our net operating assets and liabilities of $3.4 million, partially offset by non-cash charges of $16.3 million. Non-cash charges primarily consisted of $18.5 million in stock-based compensation, $2.6 million of depreciation and amortization, $0.2 million of loss on disposal of property and equipment, provision for inventory excess and obsolescence of $0.3 million, and $0.1 million of non-cash operating lease expense, offset by $5.4 million of net accretion of premium on available-for-sale securities. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expense and other assets of $1.7 million primarily due to our annual insurance renewal and software subscriptions and an increase in inventory of $2.1 million due to an increase in finished goods from inventory build up.
During the six months ended June 30, 2022, cash used in operating activities was $33.2 million, which was attributable to a net loss of $46.5 million and a net change in our net operating assets and liabilities of $6.3 million, partially offset by non-cash charges of $19.7 million. Non-cash charges primarily consisted of $16.4 million in stock-based compensation, $1.8 million of depreciation and amortization, $0.4 million of net amortization of premiums on available-for-sale securities and $1.0 million of non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to an increase in inventory levels of $3.0 million, an increase in accounts receivable of $0.8 million, an increase in prepaid expenses and other current assets of $2.2 million, and an increase of $0.5 million in accrued expenses related to employee compensation.
Investing Activities
During the six months ended June 30, 2023, cash provided by investing activities was $37.4 million, which was attributable to the proceeds from maturities of available-for-sale securities of $305.6 million and proceeds from sale of available-for-sale securities of $3.0 million. This was offset by $269.9 million related to purchases of available-for-sale securities and $1.3 million in purchases of property and equipment, primarily for laboratory equipment.
During the six months ended June 30, 2022, cash used in investing activities was $122.3 million, which related to purchases of available-for-sale securities, net of proceeds from maturities of $119.7 million, offset by $2.6 million in payments primarily for laboratory equipment.
Financing Activities
During the six months ended June 30, 2023, cash provided by financing activities was $0.2 million, which was primarily attributable to net proceeds from the exercise of stock options.
During the six months ended June 30, 2022, cash provided by financing activities was $1.6 million. This was attributable to net proceeds from the exercise of stock options of $1.2 million and $0.4 million proceeds from issuance of Class A common stock in connection with employee stock purchase plan.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•health epidemics such as the COVID-19 pandemic could continue to adversely impact our business and operations;
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
We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $23.4 million and $22.8 million during the three months ended June 30, 2023 and 2022, respectively. We incurred net losses of $47.4 million and $46.5 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $266.9 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite, including sales and marketing, manufacturing and operations costs, and research and development efforts for products. These efforts may prove more costly than we currently anticipate. While we have generated product revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
The future impact of the COVID-19 pandemic and any other health epidemic is highly uncertain and subject to sudden change. This impact could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, such as the manufacturer of our SP100 automation instrument, Hamilton Company, and could worsen over time. On May 11, 2023, the Biden administration ended the COVID-19 national and public health emergencies. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear. Any of these occurrences, and any new epidemics, could significantly harm our business, results of operations and financial condition.

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
In August 2023, we announced a reduction in force impacting approximately 12% of our full-time employees. In addition, we are taking measures to reduce our non-personnel expenses. These measures are part of our broader strategic effort to realign our expense base with our revenue growth as we continue to build the market and drive customer adoption of the Proteograph. The reduction in force and our other restructuring and cost-saving activities may yield unintended consequences and costs and we may not achieve the anticipated benefits of these measures. For example, the reduction in workforce could make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. We also may be required to take additional cost-saving measures in the future, including those involving personnel, and we may incur severance and other related costs. If we are unable to realize the anticipated benefits from the reduction in force and our other cost-saving measures, or if we experience significant adverse consequences from these measures, our business, financial condition, and results of operations may be materially adversely affected.
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
We are in the early stages of our commercialization plan and our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomiQ. For the six months ended June 30, 2023, and 2022, PrognomiQ accounted for 33% and 31% of our revenue, respectively. If one or more customers, including PrognomiQ, terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 10 - Related Party Transactions to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomiQ.
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
In addition, we expect that the Proteograph Product Suite will be used with our potential customers’ own mass spectrometry (MS) instruments or the MS instrument of a third-party service provider, and the performance of these MS instruments is outside of our control. If such third-party products are not produced to specification, are produced in accordance with modified specifications, are defective, or are not used with recommended equipment, they may not be compatible or perform as intended with the Proteograph. In such case, the reliability, results and performance of the Proteograph may be compromised. The occurrence of any one or more of the foregoing may have a material adverse effect on our business, results of operations, financial condition and prospects.
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
In August 2020, we transferred certain assets to PrognomiQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-

scale proteomic information. As of June 30, 2023, we held approximately 15% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:
•PrognomiQ may be unable to successfully develop viable testing products;
•PrognomiQ’s business may not help demonstrate the value of the Proteograph;
•an inability to reach agreement with PrognomiQ on future commercial arrangements;
•although PrognomiQ accounted for 34% and 33% of our revenue during the three and six months ended June 30, 2023, respectively, it may not continue to be a meaningful customer of ours;
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
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act (SOX), which requires annual assessments by management of the effectiveness of our internal control over financial reporting. Because we re-qualified as a smaller reporting company, as of December 31, 2022, we are a non-accelerated filer and are no longer required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer.
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
Moreover, European applications now have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any patent litigation in Europe.
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
Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of August 4, 2023, the holders of our Class B common stock hold in the aggregate 40% of the voting power of our capital stock.
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
In addition, any such access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), went into effect on January 1, 2023. The CPRA modifies the California Consumer Privacy Act (CCPA) significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA restricts use of certain categories of sensitive personal information that we may handle, establish restrictions on the retention of personal information, expand the types of data breaches subject to the private right of action, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data privacy and security legislation in the United States. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which took effect on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which took effect on July 1, 2023, and on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which takes effect on December 31, 2023; and on May 10, 2022, Connecticut enacted the Connecticut Data Privacy Act, or CTDPA, which took effect on July 1, 2023. The CPA, CDPA, UCPA, and CTDPA share similarities with and differences from the CPRA and legislation proposed in other states. Aspects of these state privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications. Furthermore, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of our Class A common stock.
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
We have adopted and train our employees and applicable consultants on our policies related to the collection, processing, and storage of information, including personal data of employees and scientific data of customers. From time to time, we conduct internal and external audits to assess our ability, and comment on our vendors’ ability, to comply with evolving compliance and operational requirements, which could impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security, including GDPR, could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Item 2. Unregistered Sales of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39747	3.1	12/8/2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39747	3.2	12/8/2020

3.3	Amendment to the Amended and Restatement Certificate of Incorporation of the Company.	8-K	001-39747	3.1	6/16/2023

3.4	Amended and Restated Bylaws of the Registrant.	8-K	001-39747	3.2	6/16/2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

SEER, INC.

Date: August 8, 2023	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer, President and Chair of the Board of Directors
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ David R. Horn
David R. Horn
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)