Form 10-Q
period 2023-09-30
Seer, Inc.
filed 2023-11-07
CIK 1726445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, the registrant had 59,780,244 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 shares of Class B common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
SEER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$36,396	$53,208
Short-term investments	294,852	368,031
Accounts receivable, net	5,492	4,315
Related party receivables	1,502	1,804
Other receivables	752	899
Inventory	4,225	4,627
Prepaid expenses and other current assets	2,903	2,098
Total current assets	346,122	434,982
Long-term investments	49,573	5,157
Operating lease right-of-use assets	25,774	27,003
Property and equipment, net	21,730	19,408
Restricted cash	524	524
Other assets	1,130	855
Total assets	$444,853	$487,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$753	$2,104
Accrued expenses	9,147	8,298
Deferred revenue	185	133
Operating lease liabilities, current	2,310	1,842
Other current liabilities	123	207
Total current liabilities	12,518	12,584
Operating lease liabilities, net of current portion	26,499	28,032
Other noncurrent liabilities	157	320
Total liabilities	39,174	40,936
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of September 30, 2023 and December 31, 2022; zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 59,932,008 and 59,366,077 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 4,044,969 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	694,948	667,739
Accumulated other comprehensive loss	(1,296)	(1,251)
Accumulated deficit	(287,974)	(219,496)
Total stockholders’ equity	405,679	446,993
Total liabilities and stockholders’ equity	$444,853	$487,929
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product	$1,849	$2,571	$5,837	$7,126
Service	536	68	1,072	204
Related party	1,429	1,316	4,093	3,494
Grant and other	348	—	1,221	64
Total revenue	4,162	3,955	12,223	10,888
Cost of revenue:
Product	1,181	1,371	3,735	4,674
Service	95	21	295	50
Related party	396	618	1,226	1,366
Grant and other	334	—	462	—
Total cost of revenue	2,006	2,010	5,718	6,090
Gross profit	2,156	1,945	6,505	4,798
Operating expenses:
Research and development	13,232	11,564	41,854	33,167
Selling, general and administrative	14,769	15,447	45,882	43,917
Total operating expenses	28,001	27,011	87,736	77,084
Loss from operations	(25,845)	(25,066)	(81,231)	(72,286)
Other income (expense):
Interest income	4,767	1,285	13,044	2,105
Other expense	(10)	(199)	(291)	(260)
Total other income	4,757	1,086	12,753	1,845
Net loss	$(21,088)	$(23,980)	$(68,478)	$(70,441)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	236	420	(45)	(2,157)
Comprehensive loss	$(20,852)	$(23,560)	$(68,523)	$(72,598)
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.38)	$(1.07)	$(1.13)
Weighted-average common shares outstanding, basic and diluted	63,929,743	62,538,983	63,747,155	62,308,314
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	63,411,046	$1	$667,739	$(219,496)	$(1,251)	$446,993
Issuance of Class A common stock from exercise of options and release of restricted stock units	328,273	—	30	—	—	30
Vesting of early exercised stock options and restricted Class A common stock	—	—	43	—	—	43
Stock-based compensation	—	—	8,724	—	—	8,724
Other comprehensive gain	—	—	—	—	1,158	1,158
Net loss	—	—	—	(23,959)	—	(23,959)
Balance at March 31, 2023	63,739,319	1	676,536	(243,455)	(93)	432,989
Issuance of Class A common stock from exercise of options and release of restricted stock units	121,784	—	20	—	—	20
Issuance of Class A common stock in connection with employee stock purchase plan	68,495	—	192	—	—	192
Vesting of early exercised stock options and restricted Class A common stock	—	—	37	—	—	37
Stock-based compensation	—	—	9,752	—	—	9,752
Other comprehensive loss	—	—	—	—	(1,439)	(1,439)
Net loss	—	—	—	(23,431)	—	(23,431)
Balance at June 30, 2023	63,929,598	1	686,537	(266,886)	(1,532)	418,120
Issuance of Class A common stock from exercise of options and release of restricted stock units	52,442	—	41	—	—	41
Repurchase of unvested Class A common stock	(5,063)	—	—	—	—	—
Vesting of early exercised stock options and restricted Class A common stock	—	—	36	—	—	36
Stock-based compensation	—	—	8,334	—	—	8,334
Other comprehensive gain	—	—	—	—	236	236
Net loss	—	—	—	(21,088)	—	(21,088)
Balance at September 30, 2023	63,976,977	$1	$694,948	$(287,974)	$(1,296)	$405,679
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2021	62,015,483	$1	$629,981	$(126,530)	$(536)	$502,916
Issuance of Class A common stock from exercise of options and release of restricted stock units	283,251	—	773	—	—	773
Repurchase of Class A common stock	(5,841)	—	—	—	—	—
Vesting of early exercised stock options and restricted Class A common stock	—	—	44	—	—	44
Stock-based compensation	—	—	8,062	—	—	8,062
Other comprehensive loss	—	—	—	—	(1,691)	(1,691)
Net loss	—	—	—	(23,646)	—	(23,646)
Balance at March 31, 2022	62,292,893	1	638,860	(150,176)	(2,227)	486,458
Issuance of Class A common stock from exercise of options and release of restricted stock units	260,533	—	445	—	—	445
Issuance of Class A common stock in connection with employee stock purchase plan	56,753	—	420	—	—	420
Vesting of early exercised stock options and restricted Class A common stock	—	—	43	—	—	43
Stock-based compensation	—	—	8,378	—	—	8,378
Other comprehensive loss	—	—	—	—	(886)	(886)
Net loss	—	—	—	(22,815)	—	(22,815)
Balance at June 30, 2022	62,610,179	1	648,146	(172,991)	(3,113)	472,043
Issuance of Class A common stock from exercise of options and release of restricted stock units	26,575	—	169	—	—	169
Vesting of early exercised stock options and restricted Class A common stock	—	—	43	—	—	43
Stock-based compensation	—	—	9,073	—	—	9,073
Other comprehensive gain	—	—	—	—	420	420
Net loss	—	—	—	(23,980)	—	(23,980)
Balance at September 30, 2022	62,636,754	$1	$657,431	$(196,971)	$(2,693)	$457,768
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022

OPERATING ACTIVITIES
Net loss	$(68,478)	$(70,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	26,810	25,513
Depreciation and amortization	3,998	2,839
Loss on disposal of property and equipment	258	261
Net amortization (accretion) of premium (discount) on available-for-sale securities	(8,545)	307
Provision for inventory excess and obsolescence	825	—
Non-cash operating lease expense	164	1,497
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(728)	(2,234)
Prepaid expenses and other assets	(1,080)	(1,036)
Inventory	(1,634)	(2,372)
Accounts payable	(1,353)	(443)
Deferred revenue	52	(51)
Accrued liabilities and other liabilities	836	(364)
Net cash used in operating activities	(48,875)	(46,524)
INVESTING ACTIVITIES
Purchases of property and equipment	(5,470)	(5,292)
Proceeds from disposal of property and equipment	—	170
Purchase of available-for-sale securities	(318,049)	(202,748)
Proceeds from sale of available-for-sale securities	2,990	—
Proceeds from maturities of available-for-sale securities	352,322	87,863
Net cash provided by (used in) investing activities	31,793	(120,007)
FINANCING ACTIVITIES
Repurchase of Class A common stock	(13)	(20)
Proceeds from exercise of Class A common stock options	91	1,387
Proceeds from issuance of Class A common stock in connection with employee stock purchase plan	192	420
Net cash provided by financing activities	270	1,787
Net decrease in cash, cash equivalents and restricted cash	(16,812)	(164,744)
Cash, cash equivalents and restricted cash, beginning of period	53,732	233,337
Cash, cash equivalents and restricted cash, end of period	$36,920	$68,593

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases included in accounts payable and accrued expenses	$250	$828
Inventory transferred to property and equipment	$1,211	$—
Lease liability obtained in exchange for right-of-use assets	$514	$6,855

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
Liquidity
As of September 30, 2023, the Company has incurred significant losses and has had negative cash flows from operations. As of September 30, 2023, the Company had cash and cash equivalents and short-term investments of $331.2 million and an accumulated deficit of $288.0 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of September 30, 2023 provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including, but not limited to, those related to the determination of stand-alone selling price for revenue recognition, stock-based compensation, allowance for credit losses, inventory valuation, useful lives and valuation of property and equipment, income tax uncertainties, and tax valuation allowances.
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

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company maintains bank deposits in federally insured financial institutions, and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVB’s deposits and loans. In light of the foregoing, the Company does not believe that it has exposure to loss as a result of SVB’s receivership. As of September 30, 2023, the Company held $0.6 million in SVB and has not experienced any losses on its deposits of cash and cash equivalents.
For the three and nine months ended September 30, 2023, the Company recognized revenue from a related party that represented 34% and 33%, respectively, of the Company’s total revenue. For the three and nine months ended September 30, 2022, the Company recognized revenue from a related party that represented 33% and 32%, respectively, of the Company’s total revenue.
For the three and nine months ended September 30, 2023, 30% and 23%, respectively, of the total revenue was generated outside of the United States, primarily from countries in Asia and Europe. For the three and nine months ended September 30, 2022, 21% and 26%, respectively, of the total revenue was generated outside of the United States, primarily from countries in Asia and Europe.
As of September 30, 2023 and December 31, 2022, there was one related party customer which represented 21% and 25%, respectively, of the total accounts receivable balance. As of September 30, 2023, there was one additional customer which represented 14% of the total accounts receivable balance. As of December 31, 2022, there were two additional customers which represented 10% and 12% of the total accounts receivable balance.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2023 and December 31, 2022, all amounts recorded as cash and cash equivalents consist of cash and money market funds and are stated at fair value.
Restricted cash as of September 30, 2023 and December 31, 2022 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.
The following table provides a reconciliation of cash and cash equivalents and restricted cash to the total amount presented in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30,
	2023	2022

Cash and cash equivalents	$36,396	$68,069
Restricted cash	524	524
Total cash and cash equivalents and restricted cash	$36,920	$68,593
Investments
The Company has designated all investments, which includes U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities as available-for-sale, and therefore, such investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive loss. The cost of available-for-sale securities is adjusted for the amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion are included in other income (expense)

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
on the consolidated statements of operations and comprehensive loss. Realized gains and losses and interest income on available-for-sale securities are also included in other income (expense). The cost of securities sold is based on the specific identification method. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation at each balance sheet date. As of September 30, 2023, the Company classifies its available-for-sale securities as short-term investments or long-term investments based on the remaining contractual maturity of the securities.
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
Accounts Receivable, Net
Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Balances are written off when they are ultimately determined to be uncollectible. There were $4,000 and $30,000 allowances for credit losses related to accounts receivable as of September 30, 2023 and December 31, 2022, respectively.
Leases
The Company adopted Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842) during the fourth quarter of 2021, effective as of January 1, 2021. Under ASC 842, the Company determines if an arrangement is or contains a lease at contract inception.
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
Revenue Recognition
The Company generates revenue primarily from sales of products and services. The Company’s product, the Proteograph Product Suite, consists of an instrument with embedded software essential to the instrument’s functionality and consumables. The Company began recognizing revenue from shipments of its Proteograph Product Suite during the second quarter of 2021. The service revenue primarily consists of revenue received from the

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
generation and analysis of proteomic data on behalf of the customer as well as platform evaluation agreements and revenue is recognized upon delivery of the reports.
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
A portion of the Company’s revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers, and are therefore accounted for in accordance with ASC 842. The total consideration in a lease arrangement is allocated between lease and non-lease components on their relative stand-alone selling prices. The stand-alone selling price is based on the

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
price the Company would separately sell that promised good or service to a customer. If a stand-alone price is not available for a component, it is estimated using the best information available.
Shipping revenue is recognized when control of the product is transferred to the customer, and the related shipping and handling costs are included in the cost of products sold.
3.FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$33,984	$—	$—	$33,984
Total cash equivalents	33,984	—	—	33,984
Investments:
U.S. Treasury securities	—	246,652	—	246,652
U.S. Non-Treasury securities	—	22,741	—	22,741
Commercial paper	—	25,505	—	25,505
Corporate debt securities	—	49,527	—	49,527
Total investments	—	344,425	—	344,425
Total assets measured at fair value	$33,984	$344,425	$—	$378,409

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,208	$—	$—	$53,208
Total cash equivalents	53,208	—	—	53,208
Investments:
U.S. Treasury securities	—	227,692	—	227,692
U.S. Non-Treasury securities	—	10,702	—	10,702
Commercial paper	—	55,433	—	55,433
Corporate debt securities	—	79,361	—	79,361
Total investments	—	373,188	—	373,188
Total assets measured at fair value	$53,208	$373,188	$—	$426,396

There were no financial liabilities measured at fair value. The Company classifies money market funds within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classifies its investments in U.S. Treasury securities (Treasury bills, Treasury notes, and Treasury bonds), U.S. Non-Treasury securities (government agency debt), commercial paper, and corporate debt securities as Level 2 instruments and obtains fair value from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model-driven valuations using observable market data or inputs corroborated by observable market data.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The carrying amount of the Company’s accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short maturities.
The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	September 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$33,984	$—	$—	$33,984
Total cash equivalents	33,984	—	—	33,984
Investments:
U.S. Treasury securities	247,784	1	(1,133)	246,652
U.S. Non-Treasury securities	22,778	—	(37)	22,741
Commercial paper	25,527	—	(22)	25,505
Corporate debt securities	49,632	9	(114)	49,527
Total investments	345,721	10	(1,306)	344,425
Total assets measured at fair value	$379,705	$10	$(1,306)	$378,409

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$53,208	$—	$—	$53,208
Total cash equivalents	53,208	—	—	53,208
Investments:
U.S. Treasury securities	228,563	25	(896)	227,692
U.S. Non-Treasury securities	10,699	6	(3)	10,702
Commercial paper	55,561	3	(131)	55,433
Corporate debt securities	79,616	6	(261)	79,361
Total investments	374,439	40	(1,291)	373,188
Total assets measured at fair value	$427,647	$40	$(1,291)	$426,396
As of September 30, 2023 and December 31, 2022, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. Approximately $1.0 million of the Company’s investments have been in a continuous unrealized loss position for 12 months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of September 30, 2023, $49.6 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of September 30, 2023 and December 31, 2022, the Company recorded $0.7 million and $0.6 million of accrued interest, respectively, related to its available-for-sale investments as a component of other receivables on the condensed consolidated balance sheets.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
4.OTHER FINANCIAL STATEMENT INFORMATION
Inventory
Inventory consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$1,087	$2,129
Work-in-progress	191	271
Finished goods	2,947	2,227
Total inventory	$4,225	$4,627
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Laboratory equipment	$26,648	$21,122
Computer equipment and software	863	876
Furniture and fixtures	684	575
Leasehold improvements	3,444	3,375
Construction-in-progress	1,123	1,281
Property and equipment	32,762	27,229
Less: accumulated depreciation and amortization	(11,032)	(7,821)
Total property and equipment, net	$21,730	$19,408
Depreciation and amortization expense related to property and equipment was $1.4 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense related to property and equipment was $4.0 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively.
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued compensation	$6,442	$6,139
Accrued taxes	539	335
Accrued professional services	358	322
Other	1,808	1,502
Total accrued expenses	$9,147	$8,298

5.REVENUE AND DEFERRED REVENUE
Product revenue consists of an instrument with embedded software essential to the instrument’s functionality and consumables. Service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer and platform evaluation agreements. Related party revenue is comprised of both the sale of products and services performed for related parties, as further discussed in Note 10. Grant and other revenue

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
consists of grant revenue from services performed specifically for the reimbursement of research-related expense and other revenue which relates to shipping revenue and lease arrangements, as further discussed below.
Deferred revenue activity for the period ended September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Balance, beginning of period	$133	$376
Additions	732	233
Revenue recognized	(635)	(476)
Balance, end of period	$230	$133
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenues in future periods. As of September 30, 2023, $1.4 million of revenue is expected to be recognized from the remaining performance obligations, of which 98% is expected to be recognized within 12 months and the remainder thereafter.
Grant and Other Revenue
In August 2019, the Company received a notice of a Small Business Innovation Research (SBIR) grant award from the National Institutes of Health, which provides funding of approximately $1.1 million to the Company for its development of research applications. For the three and nine months ended September 30, 2023, the Company recognized $0.2 million and $0.9 million of grant revenue, respectively, with respect to the award. For the three and nine months ended September 30, 2022, the Company recognized no revenue and $64,000 of grant revenue, respectively.
6.CAPITAL STOCK AND STOCKHOLDERS’ EQUITY
As of September 30, 2023, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.
Common Stock
Common stock issued and outstanding is as follows:

	September 30,	December 31,
	2023	2022
Class A common stock	59,932,008	59,366,077
Class B common stock	4,044,969	4,044,969
Total common stock issued and outstanding	63,976,977	63,411,046
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
Common stock issued and outstanding on the condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity includes shares related to early exercised options and restricted stock that are subject to repurchase option.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
7.EQUITY INCENTIVE PLANS
As of September 30, 2023, there are 14,570,948 shares of Class A common stock reserved for issuance under the 2020 Equity Incentive Plan, 4,244,147 of which shares are available for issuance in connection with grants of future awards.
Stock Options
Stock option activity for the nine months ended September 30, 2023 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2022	10,214,430	$13.90
Options granted	3,289,469	4.39
Options exercised	(37,234)	2.48
Options forfeited	(844,625)	9.65
Balance at September 30, 2023	12,622,040	$11.74
Vested and exercisable, September 30, 2023	6,680,980	$8.82
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
The Company recognized compensation expense of $0.7 million and $2.1 million related to the Market Condition Options for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, there was $3.1 million in unrecognized compensation related to unvested Market Condition Options, which the Company expects to recognize over a remaining weighted-average period of 1.81 years.
Restricted Stock Awards
Certain stock options granted provide stock option holders the right to exercise unvested stock options in exchange for restricted shares of Class A common stock. The Company has also issued restricted shares of Class A common stock to employees and directors. There were 36,581 shares and 60,787 shares of restricted stock that were unvested and subject to repurchase option as of September 30, 2023 and December 31, 2022, respectively.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Restricted Stock Units
Restricted Stock Unit activity for the nine months ended September 30, 2023 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2022	1,650,976	$18.23
Granted	2,646,780	4.50
Vested	(465,265)	18.46
Forfeited	(510,322)	7.86
Balance at September 30, 2023	3,322,169	$8.85
Employee Stock Purchase Plan
A total of 1,829,437 shares of Class A common stock are reserved for issuance under the 2020 Employee Stock Purchase Plan (ESPP) as of September 30, 2023. During the nine months ended September 30, 2023, 68,495 shares of Class A common stock were issued under the ESPP.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation recognized in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$392	$299	$1,127	$784
Research and development	2,242	2,395	7,523	6,788
Selling, general and administrative	5,700	6,379	18,160	17,941
Total stock-based compensation	$8,334	$9,073	$26,810	$25,513
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
As a result of the option repricing, the Company recorded $0.2 million and $0.5 million of incremental stock-based compensation expense for the three and nine months ended September 30, 2023, respectively. The total unrecognized incremental stock-based compensation associated with the option repricing is $1.2 million, which will be recognized over the next three years.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
8.    LEASES
As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end on September 30, 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of September 30, 2023 and December 31, 2022, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. In addition, the Company leases approximately 6,000 square feet of office space in San Diego, California pursuant to a lease that runs through September 2024.
As of September 30, 2023, the remaining weighted-average lease term was 8.9 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 6.2%.
The components of lease costs related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$1,038	$959	$3,114	$2,730
Variable lease costs	201	161	224	439
Short-term lease costs	—	73	20	211
Total lease costs	$1,239	$1,193	$3,358	$3,380
Variable lease costs are primarily comprised of common area maintenance.
As of September 30, 2023, future minimum commitments under the Company’s non-cancellable facility operating leases are as follows:

Years ending December 31,	(in thousands)
2023 (remaining three months)	$991
2024	3,969
2025	3,846
2026	3,957
2027	4,072
Thereafter	21,065
Total undiscounted future minimum lease payments	37,900
Present value adjustment for minimum lease commitments	(9,091)
Total operating lease liabilities	$28,809
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
9.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
enforceable or subject to change. These outstanding commitments amounted to $4.8 million and $5.7 million as of September 30, 2023 and December 31, 2022, respectively.
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2023 and December 31, 2022, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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
PrognomiQ constitutes a related party and, as of each of September 30, 2023 and December 31, 2022, the Company held $1.5 million in related party receivables, on the condensed consolidated balance sheets representing amounts mainly due from product sales. For the three and nine months ended September 30, 2023, the Company recognized revenue of $1.4 million and $4.1 million, respectively, which is presented as related party revenue on the condensed consolidated statements of operations and comprehensive loss and is mainly due to sale of consumables. For the three and nine months ended September 30, 2022, the Company recognized revenue of $1.3 million and $3.5 million, respectively, which is presented as related party revenue on the condensed consolidated statements of operations and comprehensive loss and is comprised of the sale of instruments and consumables.
During 2022, a member of the Company’s Board of Directors served as a board member and an executive officer at a company that is a customer of the Company. As of September 30, 2023 and December 31, 2022, the Company recorded nil and $0.3 million in related party receivables, respectively, on the condensed consolidated balance sheets, representing revenue from product sales. There was no revenue recognized for each of the three and nine months ended September 30, 2023 and 2022. The Company has a contract for equipment leased to this customer that has been classified as a sales-type lease. As of each of September 30, 2023 and December 31, 2022, the lease receivables related to the sales-type lease are $0.2 million. The lease receivables are presented as prepaid expenses and other current assets on the condensed consolidated balance sheets.

SEER, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
11.    NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(21,088)	$(23,980)	$(68,478)	$(70,441)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,929,743	62,538,983	63,747,155	62,308,314
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.38)	$(1.07)	$(1.13)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	September 30,
	2023	2022
Class A common stock options issued and outstanding	12,622,040	10,671,718
Restricted common stock subject to future vesting	36,581	92,691
Restricted stock units	3,322,169	1,627,838
Total	15,980,790	12,392,247

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
During the nine months ended September 30, 2023 and 2022, we incurred a net loss of $68.5 million and $70.4 million, respectively, and used $48.9 million and $46.5 million of cash in operations, respectively. As of September 30, 2023, we had an accumulated deficit of $288.0 million and cash, cash equivalents and investments of $380.8 million. We expect to continue to incur significant and increasing losses and do not expect positive cash flows from operations for the foreseeable future.
We expect our expenses to increase in connection with our ongoing activities, as we:
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
Components of Results of Operations
Revenue
Our product revenue consists of an instrument with embedded software essential to the instrument’s functionality and consumables. Our service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer and platform evaluation agreements. Our related party revenue consists primarily of product sales to related parties. Our grant and other revenue consists of research-related grants, lease arrangements, and shipping revenue. Our revenue is primarily generated domestically. We intend to focus our commercial efforts in the United States and expect to grow our international presence.
Cost of Revenue
We utilize third-party manufacturers for production of our SP100 instrument and we manufacture our NPs and assemble our assay kits internally. Cost of revenue consists primarily of costs of the components of the Proteograph Product Suite, including the SP100 instrument and consumables and distribution-related expenses such as logistics and shipping costs. In addition, cost of revenue includes employee compensation, such as stock-based compensation and employee benefits, allocated overhead and charges related to inventory reserves.
Research and Development Expenses
Research and development, or R&D, expenses include costs associated with R&D of our technology and product candidates. R&D expenses consist primarily of employee compensation, including stock-based compensation and employee benefits, laboratory supplies used for in-house research, consulting costs, and allocated costs, including rent, depreciation, information technology and utilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation, and benefits for executive management, sales and marketing, finance, administrative, human resources, legal functions, allocated costs, professional service fees and other general overhead costs to support our operations.
Interest Income
Interest income consists of interest earned on cash, cash equivalents and investments.

Results of Operations
Comparisons of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Product	$1,849	$2,571	$(722)	(28)%
Service	536	68	468	688%
Related party	1,429	1,316	113	9%
Grant and other	348	—	348	100%
Total revenue	4,162	3,955	207	5%
Cost of revenue:
Product	1,181	1,371	(190)	(14)%
Service	95	21	74	352%
Related party	396	618	(222)	(36)%
Grant and other	334	—	334	100%
Total cost of revenue	2,006	2,010	(4)	—%
Gross profit	2,156	1,945	211	11%
Operating expenses:
Research and development	13,232	11,564	1,668	14%
Selling, general and administrative	14,769	15,447	(678)	(4)%
Total operating expenses	28,001	27,011	990	4%
Loss from operations	(25,845)	(25,066)	(779)	3%
Other income (expense):
Interest income	4,767	1,285	3,482	271%
Other expense	(10)	(199)	189	(95)%
Total other income	4,757	1,086	3,671	338%
Net loss	$(21,088)	$(23,980)	$2,892	(12)%

Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$4,162	$3,955	$207	5%
Revenue increased by $0.2 million, or 5%, from $4.0 million during the three months ended September 30, 2022 to $4.2 million during the three months ended September 30, 2023, primarily due to increased instrument sales, services, and grant and other revenue, offset by lower consumables sales. Revenue primarily consisted of sales of the Proteograph SP100 instrument, consumables, platform evaluations, and service revenue, of which $1.4 million was attributed to related party. Also, revenue from our grant-funded activities related to our Small Business Innovation Research (SBIR) grant from the National Institutes of Health Grant (NIH) increased between the two periods by $0.2 million and shipping revenue increased between the two periods by $0.2 million.
Cost of Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$2,006	$2,010	$(4)	—%
Cost of revenue remained flat during the three months ended September 30, 2023. Cost of revenue consists of costs of the SP100 instrument, consumable kits and other related costs, including labor and overhead.
Research and Development

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$13,232	$11,564	$1,668	14%
R&D expenses increased by $1.7 million, or 14%, from $11.6 million during the three months ended September 30, 2022 to $13.2 million during the three months ended September 30, 2023. The increase was primarily due to an increase in product development efforts related to the Proteograph Product Suite, including $0.4 million in employee compensation costs, $0.5 million in general business expenses, $0.6 million increase in allocated costs and $0.4 million in depreciation. The increase was offset by a $0.2 million decrease in stock-based compensation expense.
Selling, General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$14,769	$15,447	$(678)	(4)%
Selling, general and administrative expenses decreased by $0.7 million, or 4%, from $15.4 million during the three months ended September 30, 2022 to $14.8 million during the three months ended September 30, 2023, primarily due to a $0.7 million decrease in professional services.

Total Other Income

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Total other income	$4,757	$1,086	$3,671	338%

Total other income increased by $3.7 million, or 338%, from $1.1 million during the three months ended September 30, 2022 to $4.8 million during the three months ended September 30, 2023. The increase was due to higher rates of interest earned on cash invested in money market funds, U.S. Treasury securities, commercial paper, corporate securities, and government agency debt during the three months ended September 30, 2023.
Results of Operations
Comparisons of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Product	$5,837	$7,126	$(1,289)	(18)%
Service	1,072	204	868	425%
Related party	4,093	3,494	599	17%
Grant and other	1,221	64	1,157	1808%
Total revenue	12,223	10,888	1,335	12%
Cost of revenue:
Product	3,735	4,674	(939)	(20)%
Service	295	50	245	490%
Related party	1,226	1,366	(140)	(10)%
Grant and other	462	—	462	100%
Total cost of revenue	5,718	6,090	(372)	(6)%
Gross profit	6,505	4,798	1,707	36%
Operating expenses:
Research and development	41,854	33,167	8,687	26%
Selling, general and administrative	45,882	43,917	1,965	4%
Total operating expenses	87,736	77,084	10,652	14%
Loss from operations	(81,231)	(72,286)	(8,945)	12%
Other income (expense):
Interest income	13,044	2,105	10,939	520%
Other expense	(291)	(260)	(31)	12%
Total other income	12,753	1,845	10,908	591%
Net loss	$(68,478)	$(70,441)	$1,963	(3)%

Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$12,223	$10,888	$1,335	12%

Revenue increased by $1.3 million, or 12%, from $10.9 million during the nine months ended September 30, 2022 to $12.2 million during the nine months ended September 30, 2023, primarily due to increased consumables sales, services, and grant and other revenue, offset by fewer instrument sales. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument, consumables, platform evaluations, and service revenue, of which $4.1 million was attributed to related party. Also, revenue from our grant-funded activities related to our SBIR grant from NIH increased between the two periods by $0.9 million. Shipping revenue increased between the two periods by $0.2 million. Lease revenue increased between the two periods by $0.1 million.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$5,718	$6,090	$(372)	(6)%
Cost of revenue decreased by $0.4 million, or 6%, from $6.1 million during the nine months ended September 30, 2022 to $5.7 million during the nine months ended September 30, 2023, primarily due to increased consumable kit sales and service revenue, which carry a lower cost of revenue, and lower product revenue from fewer instrument sales, which have a higher cost of revenue, offset by increased overhead expenses, warranty, and other costs of revenue. Cost of revenue consists of costs of the SP100 instrument, consumable kits and other related costs, including labor and overhead.
Research and Development

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$41,854	$33,167	$8,687	26%
R&D expenses increased by $8.7 million, or 26%, from $33.2 million during the nine months ended September 30, 2022 to $41.9 million during the nine months ended September 30, 2023. The increase was primarily due to an increase in product development efforts related to the Proteograph Product Suite, including $3.1 million in employee compensation costs and other related expenses, a $0.7 million increase in stock-based compensation due to an increase in research and development personnel and a $2.3 million increase in allocated costs. Other increases are attributable to a $1.2 million increase in general business expenses, $0.9 million increase in depreciation of laboratory equipment, and $0.5 million increase in professional expenses.

Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$45,882	$43,917	$1,965	4%
Selling, general and administrative expenses increased by $2.0 million, or 4%, from $43.9 million during the nine months ended September 30, 2022 to $45.9 million during the nine months ended September 30, 2023, primarily due to a $3.5 million increase in employee compensation costs and a $0.2 million increase in stock-based compensation. Other increases are attributable to a $0.2 million increase in depreciation and $0.2 million increase in travel expenses. The increase was offset by a $2.1 million decrease in professional services.
Total Other Income

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Total other income	$12,753	$1,845	$10,908	591%
Total other income increased by $10.9 million, or 591%, from $1.8 million during the nine months ended September 30, 2022 to $12.8 million during the nine months ended September 30, 2023. The increase was due to higher rates of interest earned on cash invested in money market funds, U.S. Treasury, commercial paper, corporate securities, and government agency debt during the nine months ended September 30, 2023.
Liquidity and Capital Resources
Since the date of our incorporation, we have incurred significant operating losses and negative cash flows from operations. Our operations have been funded primarily through the sale and issuance of equity securities since inception. We anticipate that we will continue to incur net losses and do not expect positive cash flows from operations for the foreseeable future. However, based on our cash and cash equivalents and investments, we believe we will have adequate liquidity over the next twelve months following the date of this Quarterly Report of Form 10-Q to operate our business and to meet our cash requirements.
We enter into agreements as a part of the normal course of business with various vendors, which are generally cancellable without material penalty upon written notice. Payments associated with these agreements are not included in this discussion of contractual obligations.
Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California and office space in San Diego, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of September 30, 2023 and December 31, 2022, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. We lease approximately 6,000 square feet of office space in San Diego, California that runs through September 2024.
We have certain purchase commitments related to our inventory management with certain manufacturing suppliers wherein we are required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $4.8 million as of September 30, 2023.
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
We believe that our existing cash and cash equivalents and investments will be sufficient to meet our anticipated cash requirements for more than 12 months from the date of this Quarterly Report on Form 10-Q. If our available cash, cash equivalents and investments and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, we may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(48,875)	$(46,524)
Net cash provided by (used in) investing activities	31,793	(120,007)
Net cash provided by financing activities	270	1,787
Net decrease in cash, cash equivalents and restricted cash	$(16,812)	$(164,744)
Operating Activities
During the nine months ended September 30, 2023, cash used in operating activities was $48.9 million, which was attributable to a net loss of $68.5 million and a net change in our net operating assets and liabilities of $3.9 million, partially offset by non-cash charges of $23.5 million. Non-cash charges primarily consisted of $26.8 million in stock-based compensation, $4.0 million of depreciation and amortization, $0.8 million of provision for inventory excess and obsolescence, $0.3 million of loss on disposal of property and equipment, and $0.1 million of non-cash operating lease expense, offset by $8.5 million of net accretion of premiums on available-for-sale securities. The change in our net operating assets and liabilities was primarily due to a decrease in inventory levels of $1.6 million, a decrease in accounts receivable of $1.2 million, a decrease in accounts payable of $1.4 million and partially offset by an increase in related party receivables of $0.3 million.
During the nine months ended September 30, 2022, cash used in operating activities was $46.5 million, which was attributable to a net loss of $70.4 million and a net change in our net operating assets and liabilities of $6.5 million, partially offset by non-cash charges of $30.4 million. Non-cash charges primarily consisted of $25.5 million in stock-based compensation, $2.8 million of depreciation and amortization, $1.5 million of non-cash operating lease expense, $0.3 million of net amortization of premiums on available-for-sale securities, and $0.3 million of loss on disposal of property and equipment. The change in our net operating assets and liabilities was primarily due to an increase in inventory levels of $2.4 million for anticipated revenue growth, an increase in accounts receivable of $2.0 million from greater revenue, an increase in prepaid expenses and other current assets of $0.7 million, an increase in other receivables of $0.6 million, a decrease in accounts payable of $0.4 million and a decrease of $0.2 million in accrued expenses related to employee compensation. The decrease is partially offset by an increase in other current liabilities of $0.2 million.
Investing Activities
During the nine months ended September 30, 2023, cash provided by investing activities was $31.8 million, which was attributable to the proceeds from maturities of available-for-sale securities of $352.3 million and proceeds from sale of available-for-sale securities of $3.0 million. This was offset by the purchases of available-for-sale securities of $318.0 million and purchases of property and equipment, primarily for laboratory equipment of $5.5 million.

During the nine months ended September 30, 2022, cash used in investing activities was $120.0 million, which related to purchases of available-for-sale securities, net of proceeds from maturities, of $114.9 million, and $5.3 million in payments primarily for laboratory equipment.
Financing Activities
During the nine months ended September 30, 2023, cash provided by financing activities was $0.3 million, which was primarily attributable to proceeds of $0.2 million from the issuance of Class A common stock in connection with the employee stock purchase plan and net proceeds of $0.1 million from the exercise of stock options.
During the nine months ended September 30, 2022, cash provided by financing activities was $1.8 million. This was attributable to net proceeds from the exercise of stock options of $1.4 million and $0.4 million of proceeds from issuance of Class A common stock in connection with the employee stock purchase plan.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have exposure to interest rate risk that relates to our cash, cash equivalents and investments held in money market funds, U.S. Treasury securities, commercial paper, corporate securities, and government agency securities. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and investments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $21.1 million and $24.0 million during the three months ended September 30, 2023 and 2022, respectively. We incurred net losses of $68.5 million and $70.4 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $288.0 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite, including sales and marketing, manufacturing and operations costs, and research and development efforts for products. These efforts may prove more costly than we currently anticipate. While we have generated product revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
We are in the early stages of our commercialization plan and our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomiQ. For the nine months ended September 30, 2023, and 2022, PrognomiQ accounted for 33% and 32% of our revenue, respectively. If one or more customers, including PrognomiQ, terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 10 - Related Party Transactions to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomiQ.
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
Our current commercial model includes direct sales in the United States and elsewhere, and we have built and are building relationships with third party distributors in various countries to enable us to enter additional markets more efficiently. If we are unable to enter or maintain such distribution arrangements on acceptable terms, or at all, we may not be able to successfully commercialize our products in certain countries.
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
In August 2020, we transferred certain assets to PrognomiQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. As of September 30, 2023, we held approximately 15% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:
•PrognomiQ may be unable to successfully develop viable testing products;
•PrognomiQ’s business may not help demonstrate the value of the Proteograph;
•an inability to reach agreement with PrognomiQ on future commercial arrangements;
•although PrognomiQ accounted for 34% and 33% of our revenue during the three and nine months ended September 30, 2023, respectively, it may not continue to be a meaningful customer of ours;
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
If third parties, including our competitors, believe that our products or technologies infringe, misappropriate or otherwise violate their intellectual property, such third parties may seek to enforce their intellectual property, including patents, by filing an intellectual property-related lawsuit, including patent infringement lawsuit, against us. Even if we believe the third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. For example, we are aware of a U.S. issued patent owned by a third party that is directed to a method for diagnosing a biological condition by analyzing certain types of proteins, including through the use of nanoparticles. Such patent is expected to expire in 2026, without taking into account any possible patent term adjustments or extensions. We are also aware of an issued patent in Europe owned by a third party directed to a method of identifying biomarkers in biofluids using nanoparticles and is projected to expire in 2037, without taking into account any possible patent term extensions. Such patents could be construed to cover certain aspects of our current or future products or technologies, including the Proteograph Product Suite. If any of these third parties, or any other third parties, were to assert these or any other patents against us and we are unable to successfully defend against any such assertion, we may be required, including by court order, to cease the development and commercialization of the infringing products or technologies and we may be required to redesign such products or technologies so they do not infringe such patents, which may not be possible or may require substantial monetary expenditures and time. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed such patents. We could also be required to obtain a license to such patents in order to continue the development and commercialization of the infringing product or technology, however such a license may not be available on commercially reasonable terms or at all, including because certain of these patents are held by or may be licensed to our competitors. Even if such license were available, it may require substantial payments or cross-licenses under our intellectual property rights, and it may only be available on a nonexclusive basis, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operation or prospects.
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
Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of November 3, 2023, the holders of our Class B common stock hold in the aggregate 40% of the voting power of our capital stock.
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
Item 2. Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Key Executive Change in Control and Severance Plan				*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________
+    Indicate management contract
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

SEER, INC.

Date: November 7, 2023	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer, President and Chair of the Board of Directors
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ David R. Horn
David R. Horn
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)