Form 10-K
period 2023-12-31
Seer, Inc.
filed 2024-03-04
CIK 1726445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2023, was approximately $232.1 million.

As of March 1, 2024, the registrant had 60,728,211 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 of Class B common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
estimates of our addressable market, market growth, key performance indicators, capital requirements and our needs for additional financing;
•
our expectations regarding our financial performance, including among others, revenue, cost of revenue, gross profit, operating expenses, loss from operations and net losses;
•
our ability to successfully implement our commercialization strategy and attract customers, including our plans for international expansion;
•
the implementation of our business model, strategic plans and expected pricing for the Proteograph™ Product Suite;
•
our expectations regarding the rate and degree of market acceptance of the Proteograph Product Suite;
•
the impact of the Proteograph Product Suite on the field of proteomics and the size and growth of the addressable proteomics market;
•
competitive companies and technologies and our industry;
•
our ability to manage and grow our business;
•
our ability to develop and commercialize new products;
•
our ability to establish and maintain intellectual property protection for our products or avoid or defend claims of infringement;
•
the performance of third-party manufacturers and suppliers;
•
the potential effects of government regulation;
•
our ability to hire and retain key personnel and to manage our future growth effectively;
•
the volatility of the trading price of our Class A common stock;
•
the benefits and risks of our investment in PrognomiQ, Inc.;

•
the impact of local, regional, and national and international economic conditions and events;
•
the impact of macroeconomic factors, such as pandemics, inflation, supply chain interruptions and foreign hostilities, on our business; and
•
our expectations about market trends.

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

PART I.

Item 1. Business

Overview

Our mission is to imagine and pioneer new ways to decode the biology of the proteome to improve human health. Our product, the ProteographTM Product Suite (Proteograph), leverages our proprietary engineered nanoparticle (NP) technology to provide unbiased, deep, rapid and large-scale access to the proteome. The Proteograph Product Suite is an integrated solution that includes consumables, an automation instrument and software.

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

We are focused on driving adoption of the Proteograph by customers in the proteomics and genomics markets who recognize the value of large-scale, unbiased, and deep proteomics. Allied Market Research estimated the global proteomics market to be approximately $27 billion in 2022. The Proteograph’s unique capabilities now enable researchers to undertake first-of-their-kind, large-scale unbiased studies, which complement genomics studies by adding critical missing information that can provide functional context to genomic variation. With the advent of next-generation sequencing and improvement in cost and throughput, researchers have sequenced the equivalent of several million human genomes and human exomes. Across these studies, according to the dbSNP database, more than one billion individual genetic variants have been identified to date; however, less than 0.2% of those variants have been cataloged in the ClinVar database with a reported relationship between variation and phenotype. This gap in functional annotation is in part due to the gross impedance mismatch between access to the proteome and genome. We believe that the Proteograph Product Suite will bridge this gap.

Just as large-scale access to genomics has dramatically impacted that field, we believe large-scale access will do the same for proteomics, revealing new content, enabling mapping and cataloging of new protein variants, and driving new disease insights, diagnostics and treatments. Importantly, by impedance-matching researchers’ access to unbiased genomics content at the nucleotide level with proteomics content at the peptide and amino acid level, researchers can better connect genotype to phenotype. In this way, we believe customers will be able to develop more accurate biomarkers of disease for diagnostic and therapeutic applications, accelerating multi-omics driven precision medicine. We believe these capabilities will have broad appeal to researchers and entities undertaking large-scale genomics studies and should attract spending from the genomics market, which was estimated by Technavio to be approximately $28 billion in 2022. Additionally, we believe that the Proteograph will enable the discovery of novel content that will lead to the creation of value that will promote entirely new applications and market opportunities.

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

Complexity of the Proteome

The human proteome is dynamic, diverse and complex, with approximately 23,000 genes giving rise to over one million protein variants. As shown in Figure 2 below, these variants arise from various mechanisms, including alternative splicing of RNA transcripts, genetic variations that alter the amino acid sequence of the protein, and post-translational modifications such as phosphorylation and glycosylation. It is estimated that our approximately 23,000 genes give rise to approximately 70,000 protein isoforms through alternative splicing. At a population level, a much larger number of protein isoforms exist because of genetic variants and somatic variants that alter RNA processing. Protein variants can have vastly different biological functions and be expressed in different tissues within the same individual. For example, two isoforms of the protein encoded by CD99L2 have different interacting proteins and those two proteins’ networks are related to distinct diseases (Yang et al.). An example of a protein that has tissue-specific isoform abundance is FOX1, which has differential isoform presence in muscle and brain tissue (Nakahata and Kawamoto). Therefore, it is essential to study and understand proteins at the level of protein variants in the appropriate biosample, and this can be achieved only through large-scale analysis of the proteome at the peptide level.

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

While there is no guarantee that the Proteograph Product Suite will have the same impact on proteomics that NGS had on genomics, we believe there is a significant market opportunity to provide unbiased, deep, rapid, and scalable access to the proteome. Figure 4 illustrates how content discovery increases as sample cohorts increase in size with an unbiased approach.

Figure 4: Unbiased approaches increase the identification of protein variants arising from genomic variants, isoforms and post-translational modifications as sample numbers increase, resulting in new biological insights, applications and utility. Targeted approaches are inherently unable to discover new protein variants.

Importance of Peptide-Level Resolution in the Understanding of Biology

We believe that peptide-level resolution is crucial to the discovery of novel content and new biological insights. One example is alternative protein isoforms arising from the same gene locus. At the transcriptome level, these alternative transcripts are known as spliceforms. The majority of human genes can produce more than one protein spliceform and, according to the Ensembl genome database project, as many as 70,000 protein spliceforms are generated by more than 23,000 human genes through alternative splicing. If we account for additional spliceforms at the population level, arising from genetic variants and somatic variants including those responsible for cancers (which affect RNA processing), the number is much larger. Affinity-based approaches generally cannot differentiate between spliceforms, whereas unbiased MS-based approaches survey proteins at the peptide level, enabling differentiation between spliceforms.

Peptide-level resolution is critical for identifying biologically important novel cancer biomarkers, as we demonstrated in our Nature Communications paper (Blume et al.). Using data from that paper, we identified several biomarkers at the peptide level that would have been missed if we had only focused on overall protein expression, including bone morphogenic protein 1 (BMP1). In PLOS One, Donovan et al. find that the known spliceforms of BMP1 exhibit differential abundance in cases and controls; the single short form is more abundant in cancer cases, while the long forms are more abundant in controls. In that paper, we propose a mechanism to explain the differential abundance based on lack of domains in the short form. This highlights the importance of generating data at the peptide level, which is made possible by the Proteograph Product Suite.

Figure 5: Identification of peptide-level variants of BMP1 enabled by an unbiased approach. Peptide-level identification reveals individual BMP1 variants, showing an opposite pattern of differential expression in the short vs. long variants of BMP1 in individuals with non-small-cell lung cancer (NSCLC) compared to normal controls.

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

Figure 6: Nanoparticles allow unbiased interrogation of proteoform diversity. Our nanoparticle technology leverages engineered physicochemical properties to reproducibly bind to proteins without prior knowledge, forming a protein corona.

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

The Proteograph consumables consist of our NPs and all other consumables necessary to assay samples in an automated workflow on our SP100 automation instrument. Our automated workflow is custom configured for researchers to assay samples in approximately eight hours, which includes approximately 30 minutes of hands-on time and seven and a half hours of automated instrument time. The output from the Proteograph workflow consists of peptides ready to be processed and evaluated on an MS instrument. The Proteograph Product Suite is detector agnostic and, we believe, will be adaptable to other protein detection instruments in the future. The MS component of the Proteograph workflow is either provided by the researcher’s laboratory or can be outsourced to a third-party provider. We estimate that there are approximately 16,000 MS instruments with configurations typically used to perform proteomic analysis installed worldwide and, therefore, we believe that MS systems are readily accessible to researchers. The Proteograph Analysis Suite, a data analytics software suite, provides quality control and allows researchers to analyze and interpret the output from the system to gain insights from their data.

Figure 7: Proteograph Product Suite comprises consumables, an automation instrument, and software.

Consumables

We launched our second assay, Proteograph XT, in June 2023, which significantly enhanced the sample throughput of the Proteograph Product Suite and MS instrument, while also improving performance as measured by protein group identification.

The Proteograph XT assay employs two wells of NPs, assay buffers and reagents for protein lysis and digestion, peptide purification, peptide quantification and the reconstitution of lyophilized materials. We designed the performance specifications of the Proteograph Product Suite to meet the core needs of the market in terms of protein coverage and sample throughput required for proteomic experiments that are unbiased and at-scale. The current product allows for the interrogation and processing of up to 40 samples in parallel on a single 96-well plate in approximately eight hours. Each sample incubates separately in two wells, yielding 80 wells of peptides in a 96-well plate. The remaining 16 wells are reserved for integrated quality control samples to ensure consistent process performance and to aid in troubleshooting.

The ready availability of non-particle reagents, combined with our ability to efficiently design and fabricate different NPs with different chemical properties, greatly facilitates the development and production of future iterations or additional versions of the Proteograph assays to address potential customer needs, such as expanded protein coverage or specialized assays, including potential assays that can be used with clinical products.

Automation Instrument

We designed the Proteograph assay to be run in a robust and automated manner on our SP100 automation instrument, which is a custom-configured, industry-standard, liquid handling workstation. Our SP100 instrument is designed to enable studies of hundreds to thousands of samples, with an automated workflow that allows for rapid, highly-parallel sample processing with approximately 30 minutes of set-up time. We believe the flexibility of our instrument, coupled with the inherent diversity of our NP technology, provides a runway for many future potential applications and workflows.

The Proteograph workflow is driven by the Instrument Control Software (ICS) on the SP100 automation instrument. The workflow has been configured to process one full 96-well plate at a time, in just eight hours, processing 40 samples in parallel. The output of the Proteograph workflow consists of peptides that are quantified, dried, and can be reconstituted when ready for injection into a mass spectrometer. MS provides quantitative unbiased detection, either on an instrument provided by the user, or sent out for MS analysis to a third-party provider.

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

The PAS also includes a dedicated proteogenomics workflow that maps peptide-level data to genomic data to identify sample-specific variant peptides not captured in canonical reference databases. The workflow provides interactive tables and plots, enables visualization of identified peptides’ relationship to gene structure, protein domain information and functional regions, and creates amino acid-level browsable peptide data maps.

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

Through a series of updates in 2023, the latest version of our PAS introduces significant improvements in the core MS analysis workflow that increase the depth of proteome information users can derive from their data. The improved analysis workflow also includes a new proprietary data processing method that enables the use of higher quality analysis methods at scale, which is valuable for population-scale research studies.

As we continue to improve and extend our product portfolio, we expect to continue to expand the capabilities and features in the PAS.

Proteograph Product Suite Performance

The Proteograph Product Suite provides five essential capabilities: (i) broad protein sampling with peptide-level resolution; (ii) deep coverage; (iii) accurate and precise measurement; (iv) reproducibility and (v) scalability for high-throughput studies. We believe that our integrated solution is the only product in the market that combines all these technical and operational capabilities. Furthermore, we rigorously measure and evaluate each of these technical attributes, as we describe below.

•
Breadth of protein sampling. This capability refers to conducting unbiased, highly parallel sampling of the proteome. Each well of the XT assay contains uniquely engineered NPs that selectively capture thousands of distinct intact proteins from a biosample based on their abundance and affinity for the NP surface. This sampling capability is particularly strong in complex biofluids such as plasma. Our unique NPs capture significantly more proteins than current methods of unbiased proteomic analysis.

In a head-to-head experiment, Thermo ScientificTM directly compared the breadth of the Proteograph Product Suite to other unbiased proteomics methods using the same biological sample. Neat plasma, which represents the simplest form of unbiased proteomic analysis requiring minimal processing time using another method, resulted in a depth of coverage of 767 proteins. Using the Proteograph Product Suite, Thermo ScientificTM detected 6,033 proteins in plasma, representing 7.5x expansion in depth of protein coverage.

Across a set of 2,428 plasma samples, we identified over 10,600 proteins.

Figure 8: Proteograph XT demonstrates a 7.5x expansion in depth of coverage compared to neat plasma. Across 2,428 plasma samples, over 10,600 proteins were identified.

Neat Plasma
Proteograph
Mean Protein Groups per Sample
7000
6000
5000
4000
3000
2000
1000
0
5.1x
5.2x
5.0x
5.7x
7.5x
2020
TripleTOF
6600
2021
timsTOF
Pro 2
2022
OrbitrapTM
ExplorisTM 480
2023
timsTOF
HT
2023
OrbitrapTM
AstralTM

These are representative numbers achieved on these platforms in these years. This is not a direct head-to-head evaluation

Figure 9. Proteograph XT consistently demonstrates an improvement in depth of coverage for each new mass spectrometer technologies released since 2020.

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

•
Depth of coverage. The Proteograph can quantify the proteome across a wide dynamic range of protein abundance. Figure 10 compares the depth of coverage of our assay with that of plasma. Figure 10 below demonstrates that the Proteograph assay samples proteins across the entire dynamic range of the plasma proteome, as defined in the Human Plasma Proteome Project database (Schwenk et al.), whereas neat plasma samples only the most abundant proteins.

Figure 10: The Proteograph identifies more proteomic content. The Proteograph workflow identifies protein across the dynamic range of the plasma proteome whereas neat plasma is limited to the most abundant proteins.

•
Accuracy of measurement. This capability measures how close the measured abundance of a protein is to the true abundance in a sample. The true abundance of a large number of proteins at the protein variant level at scale is not independently possible, so we use the ratio of abundances in two samples to demonstrate the accuracy of protein abundance measurement. We demonstrate the accuracy of protein abundance measurement by mixing two different plasmas in different ratios and measuring the relative MS signal intensity. By spiking human plasma with bovine plasma, the Proteograph can detect and quantify peptides that are unique to the bovine proteome. Peptides differ between the two species because of genetic differences that result in detectable changes at the amino acid level. By mixing the two plasma samples, the Proteograph can make measurements across thousands of peptides, highlighting the real-world accuracy of the Proteograph Product Suite. Panel A of Figure 11 shows how the change in MS intensity or intensity fold change varies when mixing the two plasmas at different ratios. Panel B of Figure 11 shows the results of this experiment, looking at threefold changes: 2X, 5.5X, and 11X. At each level, the dashed line is the expected fold change. The gray bars represent the distribution of bovine unique peptides for a neat plasma workflow, the dark blue bars represent the unique bovine peptides detected by both the Proteograph and the neat workflow and the teal bars represent all unique bovine peptides detected by Proteograph. In all cases, the median of each distribution is close to the dashed line, indicating that the median fold change is close to the expected value.

Figure 11: The Proteograph offers a high-degree of accuracy. (A) Three representative pairs of spiked-in samples and the expected fold changes of bovine proteins concentration in these pairs. (B) Distribution of observed fold changes of bovine proteins for three selected comparisons of spiked-in samples. The color indicates the data source: (i) neat digestion (gray), or (ii) Proteograph workflow constrained to proteins also identified in neat (dark blue) or (iii) Proteograph workflow all proteins (teal). The horizontal dashed lines indicate the expected fold changes.

•
Reproducibility of measurement in large studies. Reproducibility, also referred to as precision, is a measure of the consistency of protein abundance measurements (i.e., MS measured intensity) between repeated measurements of the same sample. A higher reproducibility indicates lower noise, which reduces the number of samples required to observe a true fold change in the study. Reproducibility is usually measured as the coefficient of variation (CV%), which is the standard deviation divided by the mean multiplied by 100. A lower CV% represents a more precise measurement. The CV across individual components of the workflow, including the Proteograph instrument and the mass spectrometry instrument, aggregate to form the overall CV% of the workflow (Figure 12; left panel). The typical CV% of MS instrumentation, derived by running the same peptide mixture in consecutive MS injections, is approximately 10%. Using the Proteograph assay to make protein measurements within a single plate adds approximately 7%, for a total CV of about 17%. Running a study across multiple plates and days adds further MS and Proteograph variability for a total system CV% of approximately 20%. Using data acquired over a long-running study, the Proteograph can derive power curves illustrating the power to detect fold changes of different sizes (Figure 12; right panel). For example, 1.5-fold and two-fold changes in protein abundance can be detected with 90% power in sample sizes of 192 and 66, respectively. Typical biological cohorts are much larger than this to capture biological variability and so we believe that the reproducibility of the Proteograph is well-calibrated for biomarker discovery and clinical proteomics.

Figure 12: (A) contributors to CV; (B) smaller fold changes can be detected with increased power with larger study sizes.

•
Scalability. The Proteograph Product Suite enables rapid and large-scale proteomic sample processing in an approximately eight-hour workflow, compared to other unbiased solutions that can take days to weeks. With our current assay, we can process 40 samples in a single run of the Proteograph SP100 instrument. Therefore, a single Proteograph Product Suite coupled with one MS instrument can process hundreds of samples per week and approximately 10,000 samples annually, for unbiased and deep proteomic analysis. In comparison, the unbiased workflows developed by leading proteomics labs can take weeks for sample preparation and MS measurement to reach an equivalent depth of proteomic coverage.

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

The Advantages of the Proteograph Product Suite

We believe the Proteograph Product Suite and its underlying NP technology have unique advantages:

•
The first commercially available solution to combine unbiased, deep, rapid and large-scale access to the proteome. Other proteomics technologies currently exist, but we believe that the Proteograph Product Suite fills a gap by providing all four attributes in a single solution with an easy-to-use workflow.
•
Provides unique insight into protein variation at the peptide level, with a depth and scale that sets a new standard for unbiased and deep proteomics. The Proteograph’s ability to capture protein variations at scale enables synergistic insights when combined with genomic variations, yielding informative individualized models of biology at population scale.
•
Allows for wide adoption by customers in both decentralized and centralized settings. The Proteograph Product Suite is an integrated solution that includes consumables, an automation instrument and software, and was designed to deliver ease-of-use, efficiency, robustness and reproducibility of results and to complement existing laboratory infrastructure. Its simple and integrated workflow enables the customer to use their own MS instrument or leverage a widely available installed base of MS instruments. We believe these features will facilitate broad adoption of the Proteograph solution across a variety of laboratories and institutions in both decentralized and centralized settings.

•
Offers a core technology with the potential for development of a range of products, applications and platforms. Our diverse and expanding library of NP surfaces can support the development of new products catering to various applications and customer needs. We are using machine-learning techniques and conducting large-scale analyses to understand relationships between NP surfaces and protein binding in order to design our future products.
•
Provides core technology with significant operational leverage in research and development, manufacturing and commercialization. NP-based products are efficient to design, develop and manufacture. We believe that by leveraging our understanding of NP surfaces, software and analytics capabilities, we can rapidly develop new products. Our NP manufacturing process uses well-characterized inputs and methods, which require relatively modest investments in capital equipment and space. This capital-efficient and labor-efficient model has high operating leverage potential.
•
Presents a solution with sustainable differentiation. The Proteograph is uniquely capable of generating robust, reproducible, deep and unbiased proteomic data. As this data is used by more customers to generate insights, we believe this cycle will fuel further adoption of the Proteograph Product Suite. The Proteograph workflow is fully integrable with customer workflows and provides a unique user experience with the support of our software packages, making it a sustainable solution within customer organizations. Our NP technology, SP100 automation instrument, and software are protected by numerous issued patents and pending patent applications worldwide, covering improvements in NPs, assay methods and ways to leverage proteomic data and information for life sciences research, clinical diagnostic and drug discovery applications.

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

Cataloging protein diversity

The Proteograph Product Suite is designed to enable researchers to explore the complexity and diversity of the proteome with peptide level resolution. We anticipate that researchers will use the Proteograph solution to catalog protein variants in a manner similar to the cataloging of genetic variants over the past 15 years, providing functional context at a scale that is not currently accessible with other proteomics methods. We believe that identifying protein variants, including those resulting from PTMs such as glycosylation and phosphorylation, can significantly transform the life sciences field.

In January 2024, we launched the Protein Discovery Catalog on our website with the goals to remove barriers to access, empower researchers, and drive new lead generation. The Protein Discovery Catalog is a fully-accessible, searchable catalog with over 10,000 proteins across 1,900 expression pathways. This catalog is our first published index of the unprecedented depth of empirically observed proteins captured by the Proteograph to date.

Proteogenomics

Proteogenomics is a rapidly growing field of research that integrates genomic and transcriptomic information with proteomic information, using personalized protein sequence databases to identify novel peptides. The Proteograph generates large-scale unbiased proteomic data at peptide-level resolution, enabling researchers to map protein variants to genomic variants, advancing the field of proteogenomics. We anticipate that as researchers conduct large-scale proteomics studies with the Proteograph, proteogenomic content will rapidly increase, providing functional information to existing genomics and gene expression information.

In February 2024, in the first such study undertaken and published in Nature Communications (Suhre et al.), genomics researchers at Weill Cornell Medicine-Qatar demonstrated the value of deep, unbiased proteomic information at the peptide level in the identification of protein quantitative trait loci (pQTLs). In proteogenomic studies, pQTLs are loci of genomic variation that affect the level of protein expression. Identification of these loci at the genome level is an important first step in further analyses of biomolecular pathways and has direct application in the study of disease and identification of promising drug targets. These researchers harnessed the Proteograph workflow to perform pQTL analysis in a manner that is not afflicted by potential artifacts that protein variants can cause, as is understood to be the case with existing studies. The researchers demonstrated a MS-specific workflow for performing such analyses, which may facilitate future pQTL analyses of larger cohorts. From a cohort of 345 individuals, the researchers detected approximately 3,000 proteins and more than 18,000 peptides, demonstrating deep visibility into the proteome. In this proof-of-concept study, researchers: (i) confirmed a subset of cis-pQTLs previously identified by affinity-based methods; (ii) identified novel cis signal corresponding to putatively trans-pQTLs identified by affinity-based methods; and (iii) reported additional pQTLs not previously reported by affinity-based methods. With these results, researchers uncovered potential crucial genetic variants linked to GIP and ApoB levels relevant to conditions like Type 2 diabetes and cardiovascular disease.

This paper highlights several key insights including:

•
pQTL analysis can be performed using data obtained from the Proteograph workflow.
•
The Proteograph workflow improves identification of protein variants not measured by affinity-based methods.
•
Identification of genetic variants associated with pQTLs and confirmation that epitope effects likely impact pQTL results from affinity-based methods.

This study constitutes the first proteogenomic analysis on a human cohort where peptide-level genetic variation has been investigated with a mass-spectrometry approach.

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

Utilizing a $2 million SBIR grant to the Company and Massachusetts General Hospital (MGH) from the National Institute on Aging (NIA), researchers from the Company and MGH conducted a study that analyzed 1,800 plasma samples comprising both controls and individuals diagnosed with cognitive decline, including Alzheimer’s Disease (AD) (Lacar et al.). The samples were collected over a 10-year period, allowing the researchers to investigate proteins associated with the progression of, or protection against, cognitive decline. When comparing the AD affected individuals with controls, researchers identified 138 proteins that were up or down regulated in AD individuals. Of these 138 proteins, only 44 have been previously associated with AD. The remaining 94 represent putative biomarkers of AD, potentially highlighting new biological insight.

Researchers used clinical information to identify the point of significant cognitive decline and determined proteins that separated the population into fast and slow decliners. Researchers identified eight such significant proteins and are now investigating how these results may be advanced to develop a score indicating the likelihood of cognitive decline in a particular timeframe. One such example is shown in Figure 13 below. Higher abundance of this protein is associated with greater probability of cognitive decline.

We believe such studies are uniquely made possible using deep, unbiased proteomics at scale using the Proteograph Product Suite because 55% of these 138 proteins are not present on a commercially available high-plex affinity based panel and there is no other practical way to do a deep unbiased proteomics study on 1,800 plasma samples other than leveraging the Proteograph Product Suite.

Figure 13: Shows the probability of no decline as a function of follow up time. Higher levels of the protein are associated with higher probability of decline.

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

For example, the development of therapies for CLN3 Batten disease, a rare pediatric lysosomal storage disorder, has been hindered by the lack of etiological insights and translatable biomarkers to clinics. Researchers from Sanford Research used a deep multi-omics approach to discover new biomarkers using longitudinal serum samples from a porcine model of CLN3 disease. Comprehensive metabolomics was combined with the Proteograph and LC-MS to generate quantitative data on 769 metabolites and 2,634 proteins, collectively the most exhaustive multi-omics profile conducted on serum from a porcine model, which was previously impossible due a to lack of efficient deep serum proteome profiling technologies compatible with model organisms.

The presymptomatic disease state was characterized by elevations in certain species and proteases, while later timepoints were enriched with species involved in immune cell activation and metabolism. Four specific putative biomarkers captured a large portion of the genotype-correlated variation between healthy and diseased animals, suggesting that an index score based on these analytes could have great utility in the clinic.

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

As an example, scientists at PrognomiQ conducted a large case/control study that included those at high risk for lung cancer, using deep, unbiased proteomics as part of their development work for multi-omics-based blood test for early-stage lung cancer detection.

The current recommendation for patients at high risk for lung cancer is an annual low dose CT scan. The compliance rate for current low dose CT cancer screening is only 5-10%. PrognomiQ is developing a blood test to help close this compliance gap to identify patients at risk for lung cancer and subsequent evaluation.

Researchers from PrognomiQ used the Proteograph to measure over 8,300 proteins from samples from 2,513 individuals, which was then combined with over 200,000 RNA transcripts and 1,000 metabolite measurements to drive a multi-omics classifier.

As illustrated in Figure 14A below, the proteomics data performs extremely well with an AUC of 0.91. Adding the other -omics data increased AUC to 0.96. PrognomiQ believes this classifier represents a potentially best-in-class performance by achieving a sensitivity of 80% for stage 1 and 89% for all stages of lung cancer at 89% specificity.

Figure 14B below shows the top features contributing to the classifier ranked by their importance. The top features are heavily enriched for those derived from unbiased proteomics utilizing the Proteograph assay. Figure 14C indicates where these proteins fall in the standard plasma concentration curve, and indicates that they are across the entire dynamic range. Therefore, we believe that the the capabilities of the Photograph platform to provide deep, unbiased, proteomics at scale could be used to develop this classifier.

Figure 14. Shows results from a study performed by scientists at PrognomiQ, using deep, unbiased proteomics as part of a multi-omics based blood test for early stage lunch cancer detection.

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

Limitations of Other Approaches to Proteomics

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

Limitations of Affinity-Based Approaches to Proteomics

Proteins are highly variable in structure, chemistry, and concentration, presenting technological challenges for their identification at low concentration levels. Because of the lack of a common amplification mechanism, researchers often use ligands to measure proteins. However, because ligands such as antibodies or aptamers were designed to bind to specific areas of proteins, approaches utilizing them are considered targeted, or biased. The average length of a human protein is approximately 470 amino acids, whereas the average binding site of a ligand is an epitope five to eight amino acids long. Panels of ligands used for protein interrogation have several shortcomings, including: (i) they do not recognize differences in protein structure outside of the epitope binding site, so that all variants appear the same and cannot be differentiated from one another, (ii) conformational changes of the protein can affect epitope and ligand binding; for example, those induced by protein-protein interactions or post-translational modifications, and (iii) certain protein isoforms may exclude entire protein domains and remove the epitope binding site, yielding false negative results.

Affinity-Based Approaches | Low Correlation for the Same Protein (0.38)

Three Protein Variants
Epitope Location Unknown

Protein altering variants
PAV
Asn
Pro
PAV
Ser
Pro
Single nucleotide variants
A T G C G A C T

Figure 15: Sources of variation. Left panel is a graphical summary of factors contributing to variation in the affinity-based discovery of the plasma proteome. Right panel schematically describes reasons for differences in binding profile of aptamer and antibody-based proteomic profiling (PAV protein altering variant; SNV single-nucleotide variant). Adapted from Pietzner et al.

In a paper published in Nature Communications, Pietzner et al. from the University of Cambridge experimentally demonstrated the limitations of two distinct commercially available affinity-based approaches. Specifically, the authors show that protein-altering variants can affect ligand binding, that is, each affinity-based platform interacts differently with the same protein, depending on the epitopes to which its ligands are binding. On average, the correlation between the two commercially available affinity-based methods was 0.38. The distribution of correlations across all proteins is bimodal, with some proteins having a very good correlation, and others have a correlation close to zero (as shown in Figure 16 below).The authors attribute this poor correlation to differences in epitope binding between platforms and interference from protein-altering variants. These limitations underscore the importance of studying proteins with peptide-level resolution using a technology that is quantitatively robust in identifying protein variants.

Figure 16: Distribution of correlation coefficients across 937 mapping aptamer–antibody pairs (n = 871 unique protein targets). Adapted from Pietzner et al.

Affinity-based approaches have limitations when used for pQTL analysis. These ligands bind to a specific epitope of the protein, as depicted on the left side of Figure 17 below.However, protein variants can alter the ligands’ binding, as demonstrated in the middle panel of the figure. Such altered binding can lead to incorrect measurements of protein levels, resulting in false pQTL identifications or misinterpretation of true pQTLs. In contrast, the Proteograph readout offers multiple peptides per protein, some of which may contain variant peptides, while others may not, as shown in the right panel of the figure. We believe that the correlation of peptides with genomic variants enables accurate pQTL analysis. The Proteograph technology provides an advantage over affinity-based approaches in pQTL analysis by offering the necessary peptide-level resolution for detection of protein variants.

Figure 17: Protein variants may cause false associations in affinity-based approaches for proteogenomic studies.

Affinity-based approaches are effective when a known target and a specific epitope measurement is desired but cannot cover the vast complexity of the proteome. We believe they are analogous to microarrays in genomics, where a specific DNA fragment is used in a targeted or biased manner to confirm the presence of a specific mutation or a single nucleotide polymorphism (SNP). The fundamental limitation of affinity-based approaches is their inability to differentiate between protein variants and accurately survey the complexity of the proteome.

Limitations of Current Unbiased Approaches to Proteomics

Rather than relying on predefined epitopes, unbiased approaches can interrogate proteins at the peptide level, providing amino-acid level resolution to protein variants. However, traditional, deep, unbiased proteomic approaches rely on complex workflows that do not scale because of the wide range of protein concentrations in biological samples with high dynamic range. In human plasma, for example, the 22 most abundant plasma proteins account for 99% of the total protein mass, while many thousands of less abundant proteins comprise the remaining one percent. Given the important biological role of both high- and low-abundance proteins, it is critical to detect proteins accurately, precisely, and reproducibly across the dynamic range.

Mass spectrometry (MS) is a widely used technique for unbiased discovery, basic research and clinical applications, and is considered the gold standard for protein identification. However, the wide dynamic range of protein concentrations in plasma and other biological samples has previously required complex, upfront sample preparation workflows prior to MS analysis, involving depletion of abundant proteins and fractionation of the remaining proteins and peptides. Deep unbiased proteomics analysis of complex biosamples at scale has not been feasible for wide adoption by researchers due to the high complexity, cost and time requirements. For example, in a state-of-the-art deep unbiased plasma proteomics study in 2017 prior to commercial availability of the Proteograph Product Suite, Keshishian et al.depleted the most abundant proteins with immuno-affinity columns and then separated remaining peptides by multiple and complex chromatographic steps and mass spectrometer injections. The study identified 4,500 different proteins across 16 samples but took months to complete.

Prior to the commercial availability of the Proteograph Product Suite, we believe the critical unmet need in proteomic analysis was how to collect unbiased proteomic data on thousands of proteins in a sample spanning more than ten orders of magnitude in concentration (dynamic range) and to repeat this across thousands of samples in a reasonable amount of time and cost. Genomics faced a similar unmet need before the advent of NGS, which allowed for massively parallel sampling.

Markets

We believe that the Proteograph Product Suite has two primary near-term markets: the approximately $27 billion global proteomics market, and the $28 billion global genomics market, as reported by Allied Market Research and Technavio, respectively. Potential applications of the Proteograph could span several areas, including basic research and discovery, translational research, diagnostics and clinical applications. The proteomics market is estimated by Allied Market Research to have spent approximately $21 billion on reagents, $4.5 billion on instruments, and $1.5 billion on services in 2022. We believe we will compete in the proteomics reagent and instrument markets in the near term, while our service provider customers and Centers of Excellence (COEs) will access the services component. According to Technavio, the genomics market consists of approximately $18 billion spent on products and $10 billion spent on services in 2022. We believe that we will similarly be able to attract spending on both products and services as genomic customers link genotype to phenotype by supplementing existing genomic data with proteomics data. These applications can be used across basic research, translational research, pharmaceutical, commercial and contract research organization (CRO) customer segments.

We currently sell and market the Proteograph Product Suite for research use only (RUO). However, we believe that the capabilities of the Proteograph Product Suite may enable other applications in the future, including clinical and applied applications. Like the commercial impact of broadened access to genomics products, we believe the Proteograph will enable novel applications and insights, leading to new end-markets. For example, non-invasive prenatal testing and precision oncology currently make up a significant part of the current genomics market, which would have been difficult to predict a decade ago. We anticipate that the same dynamic of new market creation will occur in proteomics, with one such application for proteomics being early disease detection.

Our Strategy

Our mission is to imagine and pioneer new ways to decode the biology of the proteome to improve human health.Our growth strategy is to:

•
Drive adoption of the Proteograph Product Suite to enable researchers to create large-scale unbiased proteomic datasets that generate transformative scientific insights. Our Proteograph Product Suite uniquely enables researchers and clinicians to generate unbiased, deep proteomic information at speed and scale not previously possible. These capabilities have broad application, spanning basic research and discovery, translational research, diagnostics and applied applications.
•
Invest in market development activities to demonstrate the importance of large-scale proteomic data and the ability to access it. To expand and accelerate demand for our products, particularly as new applications are developed and adopted by customers, we plan to invest in market development activities to educate prospective customers, funding bodies, commercial entities, government-sponsored -omics programs, and other stakeholders of the importance of large-scale unbiased and deep proteomic data. This effort will likely include collaborations with key opinion leaders, generation of peer-reviewed publications, sponsorship of targeted projects, joint publications and seminars, and industry partnerships. We plan to demonstrate the value of large-scale unbiased and deep proteomic data, as well as the unique capabilities offered by our products.
•
Innovate continuously to develop and commercialize additional transformative products to access the proteome and accelerate our understanding of biology. We aim to continuously innovate and develop new products, applications, workflows and analysis tools that simplify and accelerate researchers and clinicians’ ability to generate proteomic data and to connect proteomic data to genomic and transcriptomic data that drive novel biological insights. As leaders in NGS have demonstrated, our sustainable advantage will come from continual development and commercialization of new products and applications based on our technology. We will drive innovation through both internal R&D projects and from collaborations with customers and partners.
•
Build our commercial infrastructure and manufacturing capabilities to enable expansion of our global customer base. We are establishing our commercial infrastructure to sell and support our products directly in the United States, the European Union, and United Kingdom. We are expanding access to our products in other geographies through distributors. We are also scaling our manufacturing capabilities in our facility in Redwood City, California, and will continually evaluate and optimize our manufacturing and supply chain footprint to meet our business objectives.
•
Foster the creation of an ecosystem of customers, partners and collaborators whose expertise and offerings complement and enhance the power and utility of our products. We intend to seed and develop a new ecosystem of applications and organizations based upon large-scale proteomic analysis. This ecosystem could include areas such as disease detection, large-scale population studies, agriculture, environmental monitoring and food safety. To help seed the growth of this ecosystem, we spun-out PrognomiQ, which is developing and will commercialize diagnostic tests for early disease detection, leveraging the Proteograph Product Suite in combination with other -omics technologies.
•
Expand our proprietary engineered NP technology to analyze molecules beyond proteins. We intend to expand the scope of our proprietary engineered NP technology to analyze other biomolecules, such as nucleic acids and metabolites. As we continue to work closely with our customers, we will better understand their needs and requirements, which will inform our product development pathway and development of our library of NPs and our software capabilities to address other -omics applications.

Commercial

Commercial Strategy

We are focused on developing the market for deep, unbiased, rapid proteomics at scale by improving accessibility to our technology, growing the number of customer studies and publications, and expanding the installed base of the Proteograph across a wide variety of customer types. We believe that enabling breakthrough science, demonstrating the power of our technology and catalyzing new applications and markets will lead to increased utilization of the Proteograph Product Suite by our customers. We are initially focused on research applications for the Proteograph Product Suite and selling and marketing the Proteograph for RUO. We started broad commercialization of the Proteograph Product Suite in January 2022 and shipped 23 instruments in 2023, bringing our total system shipments to 62 as of December 31, 2023.

Our market development efforts are focused on creating a body of evidence to support unbiased, deep proteomics at-scale by establishing relationships with key thought leaders and driving programs that make it easier for labs of all types to access the Proteograph in order to undertake first-of-their-kind studies. We believe that paving the way with standards, methods and proof in the form of published data empowers the scientific community to move forward more rapidly.

•
Key Opinion Leader (KOL) relationships: The generation of scientific data, presentations and peer-reviewed publications is a core pillar of our market development strategy and is important for establishing validity and utility of new disruptive products in the life sciences community. We are working closely with our customers, including KOLs, to generate clear use-cases, as well as peer-reviewed publications, that illustrate the Proteograph’s performance and value proposition.
•
Seer Technology Access Center (STAC): In June 2023, we announced the formation of the Seer Technology Access Center to provide access to our Proteograph workflow, coupled with Thermo ScientificTM OrbitrapTM AstralTM mass spectrometer, on a fee-for-service basis. The STAC’s primary purpose is to lower the barriers to access for customers who want access to data produced by these technologies. Customers can access the technology by bringing the Proteograph in-house and then sending the peptide output back to us for mass spec analysis. Alternatively, customers can send us samples directly and we will run the full Proteograph workflow for them and send the data back to them.
•
Strategic Investment Placement (SIP) Program: Our Strategic Investment Placement Program is designed to enable access to our Proteograph without the need for an upfront capital investment. With an upfront purchase of consumable kits, we will loan the instrument with an option to purchase for a defined period of time. This allows potential customers to utilize available operating budget without the need to access capital budget in the short term. We believe having access to the Proteograph and the data it generates will allow customers to see the value of our platform and help increase the number of studies and peer-reviewed publications.
•
Protein Discovery Catalog: In January 2024, we launched the Protein Discovery Catalog on our website as a fully accessible, searchable catalog with the goals of removing barriers to access, empowering researchers, and driving new lead generation. With over 10,000 proteins across 1,900 biological pathways, this catalog provides our first published index of the unprecedented depth of empirically observed proteins captured by our NP technology to date. This web tool offers versatile searches by disease associations, reactome pathways, protein names, Uniprot keywords, and more. The catalog includes proteins linked to 150,000+ peptides that can serve as data points for potential biomarkers, including proteins not yet associated with diseases, making it a rich source of biological insights, powered by data from the Proteograph XT and leading mass spectrometers. Our Protein Discovery Catalog will continue to expand over time as more samples are interrogated by the Proteograph platform and more mass spec-based proteomics data becomes available.
•
Centers of Excellence (COE) Program: We have partnered with select service facilities and core labs globally to be Centers of Excellence for the Proteograph. These sites have become our customers and provide fee-for-service capabilities that allow interested parties to access and evaluate the Proteograph Product Suite using their own samples. We expect that these COEs will actively promote the Proteograph solution and its capabilities, help us further raise awareness, and increase the accessibility of the Proteograph to a wider range of customers.
•
Commercial Partnerships: We have partnered with leading mass spectrometry instrumentation providers, including Thermo Fisher Scientific, Bruker Corporation and SCIEX to establish partnerships that include lead sharing, co-marketing, and co-development of end-to-end workflows to enable broad education of the market as well as easy-to-implement workflows.
•
Geographic Partnerships: We continue to expand geographically in order to enable access in key markets globally. In addition to our existing distributor in China, we added new distributors and channel partners in Australia, Eastern Europe, Israel and Japan in 2023. These partners will help educate, develop and expand the market for the Proteograph Product Suite in their respective regions.

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

In North America, the United Kingdom and select countries of the European Union, we have direct sales and customer experience personnel, including Regional Business Managers (RBM), Field Application Scientists and Field Service Engineers. In addition to these direct personnel, we have marketing, customer experience and technical support personnel located in our offices in Redwood City and San Diego, California. The RBM are focused on identifying potential customers who have a strong interest in deep, unbiased proteomics and access to sufficient sample cohorts and capital to help drive long-term usage. They work closely with our marketing personnel to identify, qualify and close these customer opportunities. The Field Application Scientists also help in the sales process, they are primarily responsible for ensuring that customers have an exemplary experience once a purchase has been made. This ranges from providing customer training to working with each customer to help them optimize their methods and applications. Our Field Service Engineers perform installation and provide on-site service support for any technical problems or repairs that are needed.

Suppliers and Manufacturing

Our overall manufacturing strategy is to continuously develop and refine our processes to achieve our objectives of continuity of supply, quality of supply and margin enhancement. Over time, this may lead to in-sourcing or outsourcing certain functions, including manufacturing, in various geographic locations in order to achieve our objectives.

Consumables

We leverage well-established unit operations to formulate and manufacture our NPs at our facilities in Redwood City, California. We procure certain components of our consumables from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing our proprietary engineered NPs. We are currently manufacturing using our production-scale and pilot lines and continue to build out our manufacturing capabilities to support the broad commercial availability of our products. We obtain some of the reagents and components used in the Proteograph workflow from third-party suppliers. While some of these reagents and components are currently sourced from a single supplier, these products are readily available from numerous suppliers. While we currently perform some filling and packaging of the Proteograph assay and the related consumables, we may eventually have our filling and packaging outsourced to a third party. We conduct vendor and component qualification for components provided by third-party suppliers and quality control tests on our NPs.

Automation Instrument

We designed the SP100 automation instrument and have outsourced its manufacturing to Hamilton Company, a leading manufacturer of automated liquid handling workstations. We entered a non-exclusive agreement with Hamilton that covers the manufacturing of the SP100 automation instrument and its continued supply on a purchase order basis. The agreement has an initial term that runs for three years following our commercial launch. We have the option to extend the term of the agreement with Hamilton upon written notice at the end of the initial term; provided that prices are only fixed during the initial term of the agreement. Hamilton has represented to us that it maintains ISO 9001 and ISO 13485 certification.

Competition

The life sciences technology industry is highly dynamic, marked by rapidly advancing technologies, intense competition and a strong focus on intellectual property. In the proteomics market, companies offer a range of analytical instruments, such as chromatography and MS instruments, and associated reagents. Competition in the proteomics market is based on proprietary technologies, rapid product development capabilities, applications and intellectual property. We believe that no currently commercially available products offer the capability to conduct unbiased, deep proteomics studies of high dynamic range samples at the same scale and throughput as the Proteograph Product Suite. However, given the potential market opportunity and scientific promise of proteomics, we expect the competition to increase and, as a result, one or more competing products to emerge. Competing products may emerge from various sources, including life sciences tools, diagnostics, pharmaceutical and biotechnology companies, third-party service providers, academic research institutions, governmental agencies, and public and private research institutions.

Current companies that provide proteomics products include Agilent Technologies, Bruker Corporation, Danaher, DiaSorin and Thermo Fisher Scientific. There are also a number of companies that provide proteomic analysis services. In addition, multiple emerging growth companies have developed, or are developing, proteomics products, services and solutions, such as Nautilus Biotechnology, Olink Proteomics, Quanterix, Quantum-Si and Standard BioTools.

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

Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or those deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Class III devices typically require PMA approval. To obtain PMA approval, an applicant must demonstrate the reasonable safety and effectiveness of the device based, in part, on data obtained in clinical studies. All clinical studies of investigational medical devices to determine safety and effectiveness must be conducted in accordance with FDA’s investigational device exemption (IDE) regulations, including the requirement for the study sponsor to submit an IDE application to FDA, unless exempt, which must become effective prior to commencing human clinical studies. PMA reviews generally last between one and two years, although they can take longer. Both the 510(k) and the PMA processes can be expensive and lengthy and may not result in clearance or approval. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval. In January 2024, FDA announced its plans to reclassify certain high-risk in vitro diagnostics, including companion diagnostics, as Class II devices.

All medical devices, including IVDs, that are regulated by the FDA are also subject to the quality system regulation. The FDA issued a final rule in February 2024 replacing the QSR with Quality Management System Regulation (QMSR), which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the existing QSR. The FDA will begin to enforce the QMSR requirements upon the effective date, February 2, 2026. Obtaining the requisite regulatory approvals, including the FDA quality system inspections that are required for PMA approval, can be expensive and may involve considerable delay. The regulatory approval process for such products may be significantly delayed, may be significantly more expensive than anticipated, and may conclude without such products being approved by the FDA. Without timely regulatory approval, we will not be able to launch or successfully commercialize such diagnostic products. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products. This may negatively affect our ability to obtain or maintain FDA or comparable regulatory clearance or approval of our products in the future. In addition, regulatory agencies may introduce new requirements that may change the regulatory requirements for us or our customers, or both.

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

For example, in some cases, our customers may use our RUO products in their own laboratory-developed tests (LDTs) or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. In August 2020, the Department of Health and Human Services (HHS) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. In October 2023, the FDA published a proposed rule that proposes to phase out its enforcement discretion for most laboratory-developed tests (LDTs) and to amend the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. If our products become subject to FDA regulation as medical devices, we would need to invest significant time and resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers. Any restrictions or heightened regulatory requirements on LDTs, IVDs, or RUO products by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products, increase our compliance costs, and negatively impact our business and profitability. We will continue to monitor and assess the impact of changing regulatory landscape on our business.

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In the future, if we decide to distribute or market our diagnostic products as IVDs in Europe, such products will be subject to regulation under the IVD Medical Device Regulation (IVDR) European Union (EU) 2017/746, which replaced the IVD Directive, is significantly more extensive than the IVD Directive, including requirements on performance data and quality system, and went into application in May 2022. Recently, the European Parliament voted to extend the transition timelines for IVDR. Outside of the EU, regulatory approval needs to be sought on a country-by-country basis in order to market medical devices. Although there is a trend towards harmonization of quality system, standards and regulations in each country may vary substantially which can affect timelines of introduction.

In the future, to the extent we or our partners develop any medical devices subject to FDA regulation, failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties; withdrawal, administrative detention, refunds, recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing or delaying requests for 510(k) clearance, de novo authorization, or PMA approval of new products or modified products; withdrawing 510(k) clearance, de novo authorization, or PMA approvals already granted; refusal to grant export approvals; or criminal prosecution. Further, manufacturing, sales, promotion and other activities following medical device clearance or approval are subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the CMS, other divisions of the Department of Health and Human Services, the Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. A medical device may be marketed only for the indications for use for which it was approved or cleared. In addition to FDA restrictions on marketing of devices, several other types of state and federal laws have been applied to restrict certain marketing practices in the device industry. These laws include the federal Anti-Kickback Statute, False Claims Act, Civil Monetary Penalties, and CMS Open Payments, among others.

In the future, if we or our partners develop any clinical diagnostic assays, we may pursue payment for such products through a diverse and broad range of channels and seek coverage and reimbursement by government health insurance programs and commercial third-party payors for such products. In the United States, there is no uniform coverage for clinical laboratory tests. The extent of coverage and rate of payment for covered services or items vary from payor to payor. Obtaining coverage and reimbursement for such products can be uncertain, time-consuming, and expensive, and, even if favorable coverage and reimbursement status were attained for our tests, to the extent applicable, less favorable coverage policies and reimbursement rates may be implemented in the future. Changes in healthcare regulatory policies could also increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our products, decrease our revenue and adversely impact sales of, and pricing of and reimbursement for, our products.

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

As of December 31, 2023, we owned or exclusively licensed over 160 issued patents and patent applications worldwide. Our intellectual property portfolio includes patents and patent applications directed to proteomic assays, nanoparticle chemistry, data analysis and automation instruments. Our owned or exclusively licensed patents and patent applications, if issued, are expected to expire between 2024 and 2044, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

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

In the event we elect to grant an exclusive license to a third party in the field of human diagnostics for any of the patents and patent applications licensed or sublicensed, as applicable, to PrognomiQ under the respective agreements, we are required to first negotiate with PrognomiQ for a period of sixty days for a license or sublicense, as applicable, to such rights on reasonable terms. Furthermore, for a period of two years after the effective date, we are required to negotiate in good faith with PrognomiQ for a license or sublicense, as applicable, to any improvements to the patents and patent applications assigned or licensed or sublicensed, as applicable, under the intellectual property transfer and license agreement and the intellectual property sublicense agreement. In an amendment to the intellectual property transfer and license agreement, we agreed to extend this negotiation period to August 21, 2024.

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

Scientific Advisory Board

We have assembled a highly-qualified scientific advisory board composed of advisors who have deep expertise in the fields of nanotechnology, proteomics, genomics, medicine, regulatory compliance and data science. Our scientific advisory board is composed of Robert Langer, Sc.D., Charles Cantor, Ph.D., Steven Carr, Ph.D., Joshua Coon, Ph.D., Luis Diaz, M.D., Vivek Farias, Ph.D., Chris Mason, Ph.D., Mark McClellan, Ph.D., Jennifer Van Eyk, Ph.D., M.D., and Bruce Wilcox, Ph.D.

Employees

Our employees are guided by our mission to imagine and pioneer news ways to decode the biology of the proteome to improve human health. Our core values Better Together, Customer Centric, Difference Makers, People First and

Trailblazers guide us toward achieving our mission. Our core values set the foundation for how we conduct business, interact with each other and our customers and evaluate employee performance.

As of December 31, 2023, we had 147 employees based in North America, the European Union and the United Kingdom. Many of our employees are highly educated, holding masters and doctorate degrees. None of our employees is represented by a labor union or covered under a collective bargaining agreement.

Diversity, equality and inclusion awareness were a part of our 2023 human capital strategy. As of December 31, 2023, 62% of our employees were women and people of color.

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Donovan M. et al. Functionally distinct BMP1 isoforms show an opposite pattern of abundance in plasma from non-small cell lung cancer subjects and controls. PLOS One. 18(3): e0282821 (2023).

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

Lacar, B et al. Identification of Novel Biomarkers for Alzheimer’s Disease and Related Dementias Using Unbiased Plasma Proteomics (bioRxiv)

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

Suhre, K. et al. Nanoparticle enrichment mass-spectrometry proteomics identifies protein-altering variants for precise pQTL mapping. Nat Commun, 15, 989 (2024).

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

•
we are an early-stage life sciences technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future;
•
we have a limited operating history, which may make it difficult to evaluate our current business and the prospects for our future viability, and to predict our future performance;
•
our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide;
•
the size of the markets for the Proteograph Product Suite may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products;
•
we are in the early stages of our commercialization plan, and we may not be able to commercialize the Proteograph Product Suite as planned;
•
our commercialization success depends on broad scientific and market acceptance of the Proteograph, which we may fail to achieve;
•
even if the Proteograph Product Suite is successfully commercialized and achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products or services, our revenues and our prospects could be harmed;
•
health epidemics such as the COVID-19 pandemic could adversely impact our business and operations;
•
if we are unable to obtain and maintain sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired;

•
if we are unable to identify and recruit qualified employees, and retain or maintain our employee base, it may adversely impact our business and operations; and
•
if we fail to maintain an effective system of internal controls, or otherwise fail to comply with the Sarbanes-Oxley Act of 2002, we may not be able to accurately and timely report our financial results, which may adversely affect our business and investor confidence in us and, as a result, the value of our Class A common stock.

Risks Related to Our Business and Industry

We are an early-stage life sciences technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.

We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $86.3 million and $93.0 million in 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $305.8 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite, including sales and marketing, manufacturing and operations costs, and research and development efforts for products. These efforts may prove more costly than we currently anticipate. While we have generated product revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
our ability to successfully commercialize the Proteograph Product Suite on our anticipated timeline;
•
our ability to offer high-quality customer service:
•
the timing and cost of, and level of investment in, research and development and commercialization activities relating to the Proteograph Product Suite, including our SP100 automation instrument, proprietary engineered nanoparticle (NP) technology and Proteograph Analysis Suite software, which may change from time to time;
•
the level of demand for any products we are able to commercialize, particularly the Proteograph Product Suite, which may vary significantly from period to period;
•
our ability to drive adoption of the Proteograph in our target markets and our ability to expand into any future target markets;
•
our relationship with third-party distributorships, the quantity of our products they elect to hold in inventory, and their ability to promote and sell our products;
•
the prices at which we will be able to sell the Proteograph Product Suite and related services;
•
the volume and mix of our sales between the Proteograph Product Suite and associated consumables, or changes in the manufacturing or sales costs related to our products;
•
the length of time and unpredictable nature of the sales cycle;
•
the lead time needed to procure SP100 automation instruments from our third-party contract manufacturer;
•
the success of our sales force, which if less than anticipated, could significantly impair our ability to generate revenue;
•
the failure of customers to exercise Proteograph purchase options;
•
the effective and efficient use of our financial and other resources, including the timing and amount of expenditures that we may incur to develop, commercialize or acquire additional products and technologies or for other purposes, such as the expansion of our facilities;
•
changes in governmental funding of life sciences research and development or changes that impact budgets and budget cycles;
•
seasonal spending patterns and the ability to collect on the accounts receivable of our customers;
•
the timing of when we recognize revenue;

•
future accounting pronouncements, changes in accounting rules and regulations, or modifications to our accounting policies;
•
the outcome of any future litigation or governmental investigations involving us, our industry or both;
•
higher than anticipated service, replacement and warranty costs;
•
the impact of health epidemics on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our customers, suppliers, and distributors;
•
global supply chain interruptions; and
•
general industry, economic and market conditions such as inflation, rising interest rates, bank failures and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

We have only recently initiated the broad commercialization of the Proteograph Product Suite, and we may not be able to successfully execute on this phase as planned due to:

•
the inability to establish the capabilities and value proposition of the Proteograph Product Suite with key opinion leaders and other customers in a timely fashion;
•
delays or longer-than expected lead times in the sales cycle to establish customer contacts, complete responsive presentations including platform evaluations tailored to specific requests, and move expeditiously from quote to order to revenue to receipt of payment due to budgetary or other constraints of academic organizations, laboratories, biopharmaceutical companies and others;
•
changing industry or market conditions, customer requirements or competitor offerings during broad commercialization;
•
delays in continuing the build-out of our sales, customer support and marketing organization as needed for broad commercialization;
•
delays in ramping up manufacturing, either internally or through our suppliers, to meet the expected demand for broad commercialization; and
•
the impact of health epidemics on the economy and research industries, our business operations, and resources and the operations of our customers, suppliers and supply chain, and distributors.

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

The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products in the applicable field of research. The life sciences scientific community is often led by a small number of early adopters and key opinion leaders who significantly influence the rest of the community through publications, including peer-reviewed journals. In such journal publications, the researchers will describe not only their discoveries, but also the methods, and typically the products used, to fuel such discoveries. Mentions in publications, including peer-reviewed journal publications, are a driver for the general acceptance of life sciences products, such as the Proteograph Product Suite. We have and continue to collaborate with a small number of key opinion leaders who are highly skilled at evaluating novel technologies and whose feedback helped us solidify our commercialization plans and processes. Ensuring that early adopters and key opinion leaders publish research involving the use of our products is critical to ensuring our products gain widespread scientific acceptance. In addition, continuing collaborative relationships with key opinion leaders is vital to maintaining any market acceptance we achieve. If too few researchers describe the use of our products, too many researchers utilize or shift to a competing product and publish research outlining their use of that product or too many researchers negatively describe the use of our products in publications, it may drive customers away from our products and it may delay market acceptance and adoption of the Proteograph during broad commercialization.c

Other factors in achieving commercial market acceptance, include:

•
our ability to market and increase awareness of the capabilities of the Proteograph Product Suite;
•
the ability of the Proteograph Product Suite to perform intended use applications broadly in the hands of customers;
•
our customers’ willingness to adopt new products and workflows;
•
the Proteograph’s ease of use and whether it reliably provides advantages over other alternative technologies;
•
the rate of adoption of the Proteograph Product Suite by academic institutions, laboratories, biopharmaceutical companies and others;
•
the prices we charge for the Proteograph Product Suite;
•
our ability to develop new products, services and solutions that achieve commercial market acceptance;
•
if competitors develop and commercialize products that perform similar functions as the Proteograph; and
•
the impact of our investments in product innovation and commercial growth.

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

•
our ability to attract, retain and manage the sales, marketing and customer service and support force necessary to commercialize and gain market acceptance for our technology;
•
the time and cost of establishing a specialized sales, marketing and customer service and support force; and
•
our sales, marketing and customer service and support force may be unable to initiate and execute successful commercialization activities.

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

Health epidemics such as the COVID-19 pandemic could adversely impact our business and operations.

Our ability to drive the adoption of the Proteograph Product Suite, including our instruments and associated consumables by academic, research and commercial customers depends on our ability to visit customer sites, the ability of our customers to access laboratories, and the ability to install and train on the Proteograph Product Suite and conduct research in light of the COVID-19 pandemic or any other health epidemic. These considerations are impacted by factors beyond our control, such as:

•
reductions in capacity or shutdowns of laboratories and other institutions as well as reduced or delayed spending on instruments and consumables as a result of shutdowns and delays;
•
decreases in government funding of research and development; and
•
changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research, changes that have the effect of increasing the length of the funding process or the impact of the COVID-19 pandemic on our customers and potential customers and their funding sources.

The future impact of the COVID-19 pandemic and any other health epidemic is highly uncertain and subject to sudden change, including changes in FDA and other regulatory policies that can materially impact our business or that of our customers and partners. This impact could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, such as the manufacturer of our SP100 automation instrument, Hamilton Company, and could worsen over time. Any of these occurrences, and any new epidemics, could significantly harm our business, results of operations and financial condition.

Unfavorable U.S. or global economic conditions could adversely affect our ability to raise capital and our business, results of operations and financial condition.

Volatility and disruptions in the capital and credit markets could reduce our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the Proteograph Product Suite and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy, rising inflation, rising interest rates, or bank failures could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations, financial condition, and cause the stock price of our Class A Common Stock to decline.

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

Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Omid Farokhzad, one of our founders and our Chief Executive Officer, and David Horn, our Chief Financial Officer and President, are critical to our vision, strategic direction, product development and commercialization efforts.

The departure of one or more of our executive officers, senior management team members, or other key employees could be disruptive to our business until we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.

Our continued growth and ability to successfully transition from a company primarily focused on development to commercialization depends, in part, on attracting, retaining and motivating qualified personnel, including highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. New hires typically require significant training and, in many cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business. In addition, competition for qualified personnel is intense, particularly in the San Francisco Bay Area and San Diego. We compete for qualified scientific and information technology personnel with other life science and information technology companies as well as academic institutions and research institutions. Some of our scientific personnel are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. Due to the competition for qualified personnel in the San Francisco Bay Area and San Diego, we expect to continue to utilize foreign nationals to fill part of our recruiting needs. As a result, changes to United States immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel.

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

We expect to be dependent upon revenue generated from the sale of the Proteograph Product Suite and related services for the foreseeable future.

We expect that we will generate substantially all of our revenue from the sale of the Proteograph Product Suite and associated consumables and services for the foreseeable future. There can be no assurance that we will be able to successfully broadly commercialize the Proteograph solution, design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for life sciences research tools, generally, and in proteomics and genomics technologies, specifically, we will be expected to upgrade or adapt the Proteograph solution to keep up with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that the Proteograph Product Suite will increase study sizes for our future customers and their associated purchases of our consumables. If sales of our instruments fail to materialize, or our assumptions about study sizes or customer purchases of our consumables, so will the related consumable sales and associated revenue.

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

We are in the early stages of our commercialization plan and our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomiQ, Inc. For the years ended December 31, 2023 and 2022, PrognomiQ, Inc. accounted for 28% and 32% of our revenue, respectively. If one or more customers, including PrognomiQ, Inc., terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 11 - Related Party Transactions to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomiQ, Inc.

Our business depends significantly on research and development spending by academic and other research institutions, and other third parties, including commercial organizations, and any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.

Substantially all of our sales revenue in the near term will be generated from sales to commercial companies, academic institutions and other research institutions. Certain of these customers’ funding is provided by various state, federal and international government agencies. As a result, the demand for the Proteograph Product Suite and related services depends upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

•
decreases in government funding of research and development;
•
changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of the funding process;
•
changes in strategy and funding by commercial companies in their efforts around therapeutic and diagnostic product development and their adoption and use of the Proteograph Product Suite;
•
macroeconomic conditions;
•
opinions in the scientific community, including researchers’ opinions of the utility of the Proteograph solution;
•
citation of the Proteograph Product Suite in published research;
•
potential changes in the regulatory environment;
•
differences in budgetary cycles, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends;
•
competitor product or service offerings or pricing;
•
market-driven pressures to consolidate operations and reduce costs; and
•
market acceptance of relatively new technologies, such as the Proteograph Product Suite.

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

The Proteograph Product Suite utilizes novel and complex technology, including hardware, consumables and software, and may develop or contain defects, errors or material performance problems. We cannot assure you that material performance problems, defects, or errors will not arise, and as we commercialize the Proteograph, these risks may increase. We provide warranties that our products will meet performance expectations and will be free from material defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.

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

If the Proteograph Product Suite contains defects, we may experience:

•
a failure to achieve market acceptance for the Proteograph or expansion of the Proteograph Product Suite sales;
•
loss of customer orders and delay in order fulfillment;
•
damage to our brand reputation;
•
increased warranty and customer service and support costs due to product repair or replacement;
•
product recalls or replacements;
•
inability to attract new customers;
•
diversion of resources from our manufacturing and research and development departments to our service department; and
•
legal claims against us, including product liability, hazardous material or environmental compliance claims, which could be costly and time consuming to defend and result in substantial damages.

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

At our facilities in Redwood City, including our Biohazards Safety Level 2 laboratory, we leverage unit operations to formulate and manufacture our NPs, assemble our consumables, conduct assays and perform mass spectrometer analyses. As we increase the commercial scale, formulation and manufacture of our products using, handling, storing and transporting biological samples, hazardous materials and substances or chemicals such as reagents, or if we are unable to repeatably produce our products or perform our services, in compliance with applicable health and safety, and environmental laws, rules and regulations, our operations, including our sales, could be negatively affected. In addition, if we encounter issues in packaging and labelling our consumables, complying with regulations relating to laboratory safety, safety data sheets, handling human samples such as inactive COVID-19 samples, using certain hazardous substances or chemicals such as reagents in commercial products, collecting, reusing and recycling of waste from products we manufacture, or complying with environmental health and safety regulations, our business could be adversely impacted.

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

Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation (GDPR) and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws, regulations relating to the use of certain hazardous substances or chemicals in commercial products, and to the collection, reuse, and recycling of waste from products we manufacture;
•
required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations, including with respect to not doing business with sanctioned parties, as prohibited by the office of Foreign Asset Control;
•
export requirements and import or trade restrictions, including, without limitation, trade retaliation laws;
•
laws and business practices favoring local companies;
•
risks associated with transactions or payments denominated in foreign currency, longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•
changes in social, economic, political and climate conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, investment, and climate control both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products, including as a result of the separation of the United Kingdom from the European Union (Brexit);
•
potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers;
•
difficulties and costs of staffing and managing foreign operations; and
•
difficulties protecting, maintaining, enforcing or procuring intellectual property rights.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Our current commercial model includes direct sales in the United States and elsewhere, and we have built and are building relationships with third party distributors and channel partners in various countries, to enable us to enter additional markets more efficiently. If we are unable to enter or maintain such distribution arrangements on acceptable terms, or at all, we may not be able to successfully commercialize our products in certain countries.

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

We face significant competition in the life sciences technology market. We currently compete with life sciences technology and the diagnostic companies that are supplying components, products and services that serve customers engaged in proteomics analysis. These companies include Agilent Technologies, Bruker Corporation, Danaher, DiaSorin, and Thermo Fisher Scientific. We also compete with a number of companies that have developed, or are developing, proteomic products and solutions, such as Nautilus Biotechnology, Olink Proteomics, Quanterix, Quantum-Si and Standard BioTools.

Some of our current competitors are large publicly-traded companies, or are divisions of large publicly-traded companies, and may enjoy a number of competitive advantages over us, including:

•
greater name and brand recognition;
•
greater financial and human resources;
•
broader product lines;
•
larger sales forces and more established distributor networks;
•
substantial intellectual property portfolios;
•
larger and more established customer bases and relationships; and
•
better established, larger scale and lower cost manufacturing capabilities.

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

We cannot assure that our products will compete favorably or that we will be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors, companies entering our markets or developed by our customers internally. In addition, we cannot assure that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours or that are able to run comparable experiments at a lower total experiment cost. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

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

We will consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including:

•
increasing our sales and marketing and other commercialization efforts to drive market adoption of the Proteograph Product Suite;
•
funding development and marketing efforts of the Proteograph Product Suite or any other future products;
•
expanding our technologies into additional markets;
•
acquiring, licensing or investing in technologies and other intellectual property rights;
•
acquiring or investing in complementary businesses or assets; and
•
financing capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•
our rate of progress in commercializing the Proteograph Product Suite and new products, and the cost of the sales and marketing activities associated with establishing adoption of our products;
•
our rate of progress in, and cost of research and development activities associated with, products in research and development; and
•
the effect of competing technological and market developments.

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

We may in the future seek to acquire businesses, applications or technologies that we believe could complement or expand the Proteograph Product Suite or future products or services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

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

We also may make investments in early-stage companies that we believe are advancing or developing new technologies applicable to our businesses. These investments are generally illiquid at the time of investment. We have and expect to continue to recognize gains or losses attributable to adjustments of the investments’ fair value, including impairments up to and including the full value of the investment, which events are generally outside of our control such as the success or failure of the company and market volatility. In some cases, we may also enter into separate commercial arrangements with these companies, whether before, concurrently with, or after making an investment. In certain cases, the commercial arrangement may be a driving factor behind our investment. We cannot assure you that the commercial arrangement will further our business strategy as we expected. We may not realize all the economic benefits expected from the commercial agreement or realize the expected return on our investments.

We may not realize the benefits of PrognomiQ as a separate healthcare company in the area of disease testing.

In August 2020, we transferred certain assets to PrognomiQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. As of December 31, 2023, we held approximately 15% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:

•
PrognomiQ may be unable to successfully develop viable testing products;
•
PrognomiQ’s business may not help demonstrate the value of the Proteograph;
•
an inability to reach agreement with PrognomiQ on future commercial arrangements;

•
although PrognomiQ accounted for 28% of our revenue during the year ended December 31, 2023, it may not continue to be a meaningful customer of ours;
•
PrognomiQ may need to raise additional funding in the future and be unable to do so; and
•
the formation of PrognomiQ and our continuing equity position in PrognomiQ may add complexities to our business from a finance, tax and accounting perspective.

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

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act (SOX), which requires annual assessments by management of the effectiveness of our internal control over financial reporting. Because we re-qualified as a smaller reporting company, as of December 31, 2023, we are a non-accelerated filer and are no longer required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer.

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

We may in the future register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and some of the requirements of the FDA’s Quality System Regulations (QSRs), we would be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration. The FDA issued a final rule in February 2024 replacing the QSR with Quality Management System Regulation (QMSR), which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the existing QSR. FDA will begin to enforce the QMSR requirements upon the effective date, February 2, 2026.

In January 2024, FDA announced its plans to reclassify certain high-risk in vitro diagnostics, including companion diagnostics, as Class II devices. In addition, we may in the future submit 510(k) premarket notifications to the FDA to obtain FDA clearance of certain of our products on a selective basis. It is possible, in the event we elect to submit 510(k) applications for certain of our products, that the FDA would take the position that a more burdensome premarket application, such as a premarket approval application (PMA) or a de novo application is required for some of our products. If such applications were required, greater time and investment would be required to obtain FDA approval. Even if the FDA agreed that a 510(k) was appropriate, FDA clearance can be expensive and time consuming. It generally takes a significant amount of time to prepare a 510(k), including conducting appropriate testing on our products, and several months to years for the FDA to review a submission. Notwithstanding the effort and expense, FDA clearance or approval could be denied for some or all of our products for which we choose to market as a medical device or a clinical diagnostic device. Even if we were to seek and obtain regulatory approval or clearance, it may not be for the intended uses we request or that we believe are important or commercially attractive. There can be no assurance that future products for which we may seek premarket clearance or approval will be approved or cleared by FDA or a comparable foreign regulatory authority on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our anticipated claims or adequate to support continued adoption of such products. Compliance with FDA or comparable foreign regulatory authority regulations will require substantial costs, and subject us to heightened scrutiny by regulators and substantial penalties for failure to comply with such requirements or the inability to market our products. The lengthy and unpredictable premarket clearance or approval process, as well as the unpredictability of the results of any required clinical studies, may result in our failing to obtain regulatory clearance or approval to market such products, which would significantly harm our business, results of operations, reputation, and prospects.

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

In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we would need to comply with the new Medical Device Regulation 2017/745 and In Vitro Diagnostic Regulation 2017/746, which became effective on May 26, 2021 (postponed from 2020) and May 26, 2022 respectively. In 2023, the European Parliament voted to extend the transition timelines for MDR and IVDR. These regulations increase the clinical requirements and will increase the difficulty of regulatory approvals in Europe. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

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

As manufacturers develop more complex diagnostic tests and diagnostic software, the FDA may increase its regulation of LDTs. Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. In October 2023, the FDA published a proposed rule that proposes to phase out its enforcement discretion for most laboratory-developed tests (LDTs) and to amend the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. Any future legislative or administrative rule making or oversight of LDTs, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict how these various efforts will be resolved, how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business. Changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our products, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, privacy and security laws, Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.

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

It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers. In the future, to the extent we or our partners develop any medical devices subject to FDA regulation, failure to comply with applicable regulatory requirements can result in enforcement action by the government, which may include warning letters, untitled letters, fines, injunctions, civil penalties, recall or seizure of products, among others.

Risks Related to our Intellectual Property

If we are unable to obtain, maintain and enforce sufficient intellectual property protection for our products, services and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary products, services and technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to obtain, maintain, enforce and protect our intellectual property, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our competitors’ products or services, our competitive position could be adversely affected, as could our business, financial condition, results of operations and prospects. Both the patent application process and the process of managing patent and other intellectual property disputes can be time-consuming, expensive and unpredictable.

Our success depends in large part on our and our licensor’s ability to obtain and maintain protection of the intellectual property we may own solely and jointly with, or license from, third parties, particularly patents, in the United States and other countries with respect to our products and technologies. We apply for patents covering our products and technologies and uses thereof, as we deem appropriate. However, obtaining and enforcing patents is costly, time-consuming and complex, and we may fail to apply for patents on important products, services and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, we may not develop additional proprietary products, services and technologies that are patentable. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed from or to third parties. Therefore, these patents and applications may not be prosecuted and enforced by such third parties in a manner consistent with the best interests of our business.

In addition, the patent position of life sciences technology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged, narrowed and invalidated by third parties. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. It is possible that third parties will design around our current or future patents such that we cannot prevent such third parties from using similar technologies and commercializing similar products or services to compete with us. Some of our owned or licensed patents or patent applications may be challenged at a future point in time and we may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the narrowing, unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, regardless of success, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

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

Filing, prosecuting and defending patents on our technology, services and products, including the Proteograph Product Suite, in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States.

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

Competitors and other third parties may also use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, services and technologies and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products. Our and our licensor’s patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.

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

Issued patents covering our products or services could be found invalid or unenforceable if challenged.

Our owned and licensed patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents and patent applications) have been, and may be challenged at a future point in time in third-party observations, opposition, revocation, nullification, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we or our licensor initiate legal proceedings against a third party to enforce a patent covering our products or services, the defendant could counterclaim that such patent covering our products or services, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our products, or exclude our competitor’s products. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensor, our or its patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our products, services and technologies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property, or develop or commercialize current or future products.

We may not be aware of all third-party intellectual property rights potentially relating to our products or services. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO, or other similar proceedings in non-U.S. jurisdictions, that could result in substantial cost to us and the loss of valuable patent protection. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, regardless of the merit of such proceedings and regardless of whether we are successful, we could experience significant costs and our management may be distracted. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business could be harmed.

We may rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary and confidential information, including parts of the Proteograph Product Suite and related services, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel between academia and industry.

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

We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor or other third party, absent patent protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Competitors or third parties could obtain our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, design around our protected technology, develop their own competitive technologies that fall outside the scope of our intellectual property rights or independently develop our technologies without reference to our trade secrets. If any of our trade secrets were to be disclosed to or independently discovered by a competitor or other third party, it could materially and adversely affect our business, financial condition, results of operations and prospects.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensor have been, and may be, subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, on December 28, 2023, Giulio Caracciolo (Caracciolo) and Dipartimento di Medicina Molecolare Sapienza Universita di Roma filed a lawsuit against us, BWH, and other inventors in the United States District Court for the Northern District of California (Case No. 4:23-cv-06643). The complaint alleges, among other things, that Caracciolo was wrongfully excluded as an inventor on certain patents that we have exclusively licensed from BWH. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Moreover, we or our licensor may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products. In addition, counterparties to our consulting, sponsored research, software development and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. In particular, certain software development agreements pursuant to which certain third parties have developed parts of our proprietary software may not include provisions that expressly assign to us ownership of all intellectual property developed for us by such third parties. Furthermore, certain of our sponsored research agreements pursuant to which we provide certain research services for third parties do not assign to us all intellectual property developed under such agreements. As such, we may not have the right to use all such developed intellectual property under such agreements, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain such licenses and such licenses are necessary for the development, manufacture and commercialization of our products and technologies, we may need to cease the development, manufacture and commercialization of our products and technologies.

Litigation has been, and may be, necessary to defend against these and other claims challenging inventorship of our or our licensor’s ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensor fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our technologies and products, including the Proteograph Product Suite, including our software, workflows, consumables, reagent kits, and related services. In such an event, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture and commercialization of our products, services and technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain customers or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Patent terms may be inadequate to protect our competitive position on our products, services and technologies, including the Proteograph Product Suite for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. While extensions may be available, the life of a patent, and the protection it affords, is limited. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. Even if patents covering our products or services are obtained, once the patent life has expired, we may be open to competition from competitive products. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, which could have a material adverse effect on our business, financial condition and results of operations.

We may become involved in lawsuits to defend against third-party claims of infringement, misappropriation or other violations of intellectual property or to protect or enforce our intellectual property, any of which could be expensive, time consuming and unsuccessful, and may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our ability and the ability of future collaborators to develop, manufacture, market and sell our product and use our products and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the life sciences technology sector, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our products, services, manufacturing methods, software and/or technologies infringe, misappropriate or otherwise violate their intellectual property rights. Numerous issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our products and technologies. It is not always clear to industry participants, including us, the claim scope that may issue from pending patent applications owned by third parties or which patents cover various types of products, services, technologies or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties, including our competitors, may allege they have patent rights encompassing our products, technologies or methods and that we are employing their proprietary technology without authorization.

If third parties, including our competitors, believe that our products or technologies infringe, misappropriate or otherwise violate their intellectual property, such third parties may seek to enforce their intellectual property, including patents, by filing an intellectual property-related lawsuit, including patent infringement lawsuit, against us. Even if we believe the third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. For example, we are aware of a U.S. issued patent owned by a third party that is directed to a method for diagnosing a biological condition by analyzing certain types of proteins, including through the use of nanoparticles. Such patent is expected to expire in 2026, without taking into account any possible patent term adjustments or extensions. We are also aware of an issued patent and pending patent application in Europe owned by a third party directed to a method of identifying biomarkers in biofluids using nanoparticles, which is projected to expire in 2037 without taking into account any possible patent term extensions. Such patents and patent application could be construed or claim scope obtained to cover certain aspects of our current or future products, services or technologies, including the Proteograph Product Suite. If any of these third parties, or any other third parties, were to assert these or any other patents against us and we are unable to successfully defend against any such assertion, we may be required, including by court order, to cease the development and commercialization of the infringing products, services or technologies and we may be required to redesign such products, services or technologies so they do not infringe such patents, which may not be possible or may require substantial monetary expenditures and time. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed such patents. We could also be required to obtain a license to such patents in order to continue the development and commercialization of the infringing product or technology, however such a license may not be available on commercially reasonable terms or at all, including because certain of these patents are held by or may be licensed to our competitors. Even if such license were available, it may require substantial payments or cross-licenses under our intellectual property rights, and it may only be available on a nonexclusive basis, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operation or prospects.

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

Litigation proceedings may be necessary for us to enforce our patent and other intellectual property rights. In any such proceedings, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights, which could allow third parties to commercialize technology, services or products similar to ours and compete directly with us, without payment to us, or could require us to obtain license rights from the prevailing party in order to be able to manufacture or commercialize our products without infringing such party’s intellectual property rights, and if we unable to obtain such a license, we may be required to cease commercialization of our products, services and technologies, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. The outcome in any such proceedings are unpredictable.

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

We have employed and expect to employ individuals, and engaged consultants and expect to engage consultants, who were previously employed, or consulted, at academic institutions and other companies and entities, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use confidential or proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, advisors, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other confidential or proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Domestic or international litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. Any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with advisors, contractors and consultants. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential products, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. Some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources.

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

Furthermore, we or our licensor have been, or may be, subject to claims by former employees, consultants or other third parties asserting an ownership right in our owned or licensed patents or patent applications. For example, as discussed above, a lawsuit was filed relating to inventorship for certain patents that we have exclusively licensed from BWH. An adverse determination in any such proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology, without payment to us, or could limit the duration of the patent protection covering our technology and products. Such challenges may also result in our inability to develop, manufacture or commercialize our products or services without infringing third-party patent rights. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

We currently rely on a license from a third party, and in the future may rely on additional licenses from other third parties, in relation to our technologies, services and products, including the Proteograph Product Suite and related services, and if we lose any of these licenses, then we may be subjected to future litigation.

We are, and may in the future become, a party to license agreements that grant us rights to use certain intellectual property, including patents and patent applications, typically in certain specified fields of use. Currently, we rely on an in-license from The Brigham and Women’s Hospital, Inc. (BWH), for patents, for example, relating to methods of using nanoparticles to measure the proteome, including the methods used in the Proteograph Product Suite and may in the future rely on licenses from other third parties with respect to our products, including the Proteograph Product Suite, or other technology. Our rights to use licensed technology in our business are subject to the continuation of and compliance with the terms of the BWH license and any licenses we may enter into in the future. Some of these licensed rights provide us with freedom to operate for aspects of our products and technologies. As a result, any termination of this license could result in the loss of significant rights and could harm our ability to develop, manufacture and commercialize our products, including the Proteograph Product Suite. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. For instance, under our license agreement with BWH, we currently in-license a patent family which includes methods used in the

Proteograph Product Suite and related services, and to the extent any additional intellectual property developed by BWH that are not included in such licensed patent families are necessary or useful for the Proteograph Product Suite or any other product, services or technology, we would need to negotiate for additional licenses to such additional intellectual property. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operation or prospects.

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

If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights necessary for developing and protecting our technologies, services and products, including the Proteograph Product Suite and related services, or we could lose certain rights to grant sublicenses.

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

Moreover, disputes may also arise between us and our licensor regarding intellectual property subject to a license agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
our financial or other obligations under the license agreement;
•
whether, and the extent to which, our products, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensor(s); and
•
the priority of invention of patented technology.

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

Absent the license agreements, we may infringe patents subject to those agreements, and if the license agreements are terminated, we may be subject to litigation by the licensor. Litigation could result in substantial costs to us and distract our management. If we do not prevail, we may be required to pay damages, including treble damages, attorneys’ fees, costs and expenses and royalties or be enjoined from selling our products or services, including the Proteograph Product Suite and related services, which could adversely affect our ability to offer products or services, our ability to continue operations and our business, financial condition, results of operations and prospects. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new products or services in the future.

We may identify third-party technology that we may need to license or acquire in order to develop or commercialize our products, services or technologies, including the Proteograph Product Suite and related services. However, we may be unable to secure such licenses or acquisitions. The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.

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

In addition, our owned and in-licensed patents have been, or may be, subject to a reservation of rights by one or more third parties. For example, the U.S. government has certain rights, including march-in rights, to patent rights and technology funded by the U.S. government and licensed to us from BWH. When new technologies are developed with government funding, in order to secure ownership of such patent rights, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions, including as set forth in the Bayh-Dole Act of 1980. Any failure to timely elect title to such inventions may provide the U.S. government to, at any time, take title in such inventions. Additionally, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. If the government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential and proprietary information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of any of the foregoing rights could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our products contain, and our services use, third-party open source software components and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products and service our customers, or require disclosure of our proprietary software.

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

Although we review our use of open source software to avoid subjecting our proprietary software to conditions we do not intend, the terms of many open source software licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products, services and proprietary software. Moreover, we cannot assure investors that our processes for monitoring and controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be subject to damages, required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products or services if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could materially adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products or services that are similar to products and technologies we may develop or utilize similar technology that are not covered by the claims of the patents that we own or license now or in the future;
•
we, or our licensor(s), might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•
we, or our licensor(s), might not have been the first to file patent applications covering certain of our or their inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;
•
it is possible that our pending patent applications, and our licensed pending patent applications, or those that we may own or license in the future, will not lead to issued patents;
•
issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we, and our licensor(s), may not develop additional proprietary technologies that are patentable;
•
the patents of others may harm our business; and

•
we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Ownership of Our Class A Common Stock

An active trading market for our Class A common stock may not be sustained.

Although our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “SEER,” an active trading market for our Class A common stock may not be sustained. Accordingly, we cannot assure you of your ability to sell your shares of Class A common stock when desired or the prices that you may obtain for your shares. If an active market for our Class A common stock with meaningful trading volume is not sustained, the market price of our Class A common stock may decline materially and you may not be able to sell your shares.

If we fail to maintain compliance with the listing requirements of the Nasdaq Global Select Market, we may be delisted and the price of our Class A common stock and our ability to access the capital markets could be negatively impacted.

To maintain the listing of our Class A common stock on the Nasdaq Global Select Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50.0 million.

We may fail to satisfy one or more the Nasdaq Global Select Market requirements for continued listing of our Class A common stock in the future. There can be no assurance that we will be successful in maintaining the listing of our Class A common stock on the Nasdaq Global Select Market, or, if transferred, on the Nasdaq Capital Market. The delisting of our Class A common stock from a national exchange could impair the liquidity and market price of our Class A common stock. It could also materially, adversely affect our access to the capital markets, and any limitation on market liquidity or reduction in the price of our Class A common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

The market price of our Class A common stock has been and may continue to be volatile.

Some of the factors that may cause the market price of our Class A common stock to fluctuate include, but are not limited to:

•
the degree to which our launch and commercialization of our products meets the expectations of securities analysts and investors;
•
actual or anticipated fluctuations in our operating results, including fluctuations in our quarterly and annual results;
•
revenue being less than anticipated or operating expenses being more than anticipated;
•
the failure or discontinuation of any of our product development and research programs;

•
changes in the structure or funding of research at academic and research laboratories and institutions, including changes that would affect their ability to purchase our instruments or consumables;
•
the success of existing or new competitive businesses or technologies;
•
announcements about new research programs or products of our competitors;
•
developments or disputes concerning patent applications, issued patents or other proprietary rights;
•
the recruitment or departure of key personnel;
•
litigation and governmental investigations involving us, our industry or both;
•
regulatory or legal developments in the United States and other countries;
•
volatility and variations in market conditions in the life sciences technology sector generally, or the proteomics or genomics sectors specifically, including volatility in the stock prices of publicly held companies in our industry;
•
investor perceptions of us or our industry;
•
the level of expenses related to any of our research and development programs or products;
•
actual or anticipated changes in our estimates as to our financial results or development timelines, variations in our financial results or those of companies that are perceived to be similar to us or changes in estimates or recommendations by securities analysts, if any, that cover our Class A common stock or companies that are perceived to be similar to us;
•
whether our financial results meet the expectations of securities analysts or investors;
•
short-selling strategies that may drive down the price of our Class A common stock;
•
the announcement or expectation of additional financing efforts;
•
sales of our Class A common stock by us or sales of our Class A common stock or Class B common stock by our insiders or other stockholders, or future stock issuances;
•
the perceived solvency of financial institutions with which we have financial deposits or investments in excess of insurance limits;
•
general economic, industry and market conditions; and
•
health epidemics such as the COVID-19 pandemic, natural disasters or major catastrophic events.

Stock markets in general, and the market for life sciences technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

The multi-class structure of our common stock will have the effect of concentrating voting control with certain stockholders and it may depress the trading price of our Class A common stock.

Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of March 1, 2024, the holders of our Class B common stock hold in the aggregate 40.0 % of the voting power of our capital stock.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•
any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class B common stock voting as a separate class;
•
our multi-class common stock structure provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;
•
certain amendments to our amended and restated certificate of incorporation require the approval of stockholders holding two-thirds of the voting power of our then outstanding capital stock;
•
any stockholder-proposed amendment to our amended and restated bylaws require the approval of stockholders holding two-thirds of the voting power of our then outstanding capital stock;
•
our stockholders may only be able to take action at a meeting of stockholders and may not be able to take action by written consent for any matter;
•
our stockholders are able to act by written consent only if the action is first recommended or approved by the board of directors;
•
vacancies on our board of directors may be filled only by our board of directors and not by stockholders;
•
only the chair of the board of directors, chief executive officer or a majority of the board of directors are authorized to call a special meeting of stockholders;
•
certain litigation against us can only be brought in Delaware;

•
our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and
•
advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards (NOLs) of $148.1 million and $151.8 million, respectively, which if not utilized will expire in 2035 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have previously undergone multiple “ownership changes.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any changes in U.S. tax laws or limitations on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

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

Our Redwood City, California, facilities house our operations, including research and development, NP manufacturing and quality assurance teams. Our instruments are manufactured at our third-party manufacturer’s facilities in Nevada, and our consumables are manufactured at various locations in the United States and internationally.

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

We rely, or will rely, on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, provide services, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors, partners and customers are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events, including, but not limited to, natural disasters and catastrophes. Cyberattacks (including denial of service, ransomware, and other attacks) and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted. Methods of attacks on information technology systems and data security breaches change frequently, are increasingly complex and sophisticated, including social engineering and phishing scams, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. In addition, we have not finalized our information technology and data security procedures and therefore, our information technology systems may be more susceptible to cybersecurity attacks than if such security procedures were finalized. Despite any of our current or future efforts to protect against cybersecurity attacks and data security breaches, there is no guarantee that our efforts are adequate to safeguard against all such attacks and breaches. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.

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

In addition, any such access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), went into effect on January 1, 2023. The CPRA modifies the California Consumer Privacy Act (CCPA) significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA restricts use of certain categories of sensitive personal information that we may handle, establish restrictions on the retention of personal information, expand the types of data breaches subject to the private right of action, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data privacy and security legislation in the United States. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which took effect on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which took effect on July 1, 2023, and on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which took effect on December 31, 2023; and on May 10, 2022, Connecticut enacted the Connecticut Data Privacy Act, or CTDPA, which took effect on July 1, 2023. The CPA, CDPA, UCPA, and CTDPA share similarities with and differences from the CPRA and legislation proposed in other states. Aspects of these state privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications. Furthermore, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of our Class A common stock.

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

We have adopted and train our employees and applicable consultants on our policies related to the collection, processing, and storage of information, including personal data of employees and scientific data of customers. From time to time, we have and may conduct internal and external audits to assess our ability, and comment on our vendors’ ability, to comply with evolving compliance and operational requirements, which could impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security, including GDPR, could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on various cybersecurity frameworks, such as the National Institute of Standards and Technology and the Center for Internet Security, as well as information security standards issued by the International Organization for Standardization, including ISO 27001. In 2023, our cybersecurity systems and processes achieved ISO 27001 certification. We use these cybersecurity frameworks and information security standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology (IT) environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training for our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors - If we, or our vendors, partners or customers, experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Audit Committee. The Audit Committee oversees management’s implementation of the cybersecurity risk management program. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives periodic briefings from the Audit Committe on our cybersecurity risk management program.

The Audit Committee receives regular reports from our dedicated Chief Information Security Officer (CISO) on our cybersecurity risks. In addition, our CISO updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser potential impact.

We have established an internal cross-functional leadership committee with the objective of overseeing the cyber security program, incidents, risks and initiatives. The committee is chaired by our CISO and is comprised of the President and Chief Financial Officer, Chief Legal Officer, Chief People Officer, Chief Data Officer, Chief Operations and Product Development Officer and the SVP of Product. This committee oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.

The IT management team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO has over 20 years of experience managing global IT operations, including strategy, applications, infrastructure, information security, support and execution and holds a Certified Information Systems Security Professional certification.

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

Holders of Common Stock

As of March 1, 2024, there were 26 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

Our mission is to imagine and pioneer new ways to decode the biology of the proteome to improve human health. Our product, the Proteograph Product Suite (Proteograph), leverages our proprietary engineered nanoparticle (NP) technology to provide unbiased, deep, rapid and large-scale access to the proteome. The Proteograph Product Suite is an integrated solution that includes consumables, an automation instrument and software. We believe that broader access to the proteome is essential, not only to understanding its complexity and accelerating biological insights, but also to expanding end-markets. These markets may include basic research and discovery, translational research, diagnostics and applied applications. To comprehend the complexity and dynamic nature of the proteome, researchers must perform population-scale, deep, unbiased interrogation of biological samples over time. We believe that this level of interrogation was not previously feasible and that the Proteograph can enable researchers to perform these types of proteomics studies.

Since we were incorporated in 2017, we have devoted substantially all of our resources to research and development activities, including with respect to the Proteograph Product Suite, building our commercial infrastructure including manufacturing, operations, sales and marketing and service and support functions, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, becoming and being a publicly-traded company, and providing general and administrative support for these activities.

Our ability to generate product and service revenue sufficient to achieve profitability, if ever, will depend on the successful commercialization of the Proteograph Product Suite. We are commercializing the Proteograph Product Suite as an integrated solution comprised of consumables, our SP100 automation instrument and software. Our commercial strategy is focused on growing adoption by the research community of the Proteograph, expanding the installed base and increasing utilization to generate revenue from the purchase of Proteograph consumables. We expect a highly efficient sales model because our workflow integrates with most existing proteomics laboratories’ workflows and also complements large-scale genomics research. We are focused on removing barriers to access to the Proteograph, including through our service offering.

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

We designed the SP100 automation instrument and have outsourced its manufacturing to Hamilton Company, a leading manufacturer of automated liquid handling workstations. We have entered into a non-exclusive agreement with Hamilton that covers the manufacturing of the SP100 automation instrument and its continued supply on a purchase order basis. The agreement has an initial term that runs three years following our commercial launch. We have the option to extend the term of the agreement with Hamilton upon written notice at the end of the initial term; provided that prices are only fixed during the initial term of the agreement. Hamilton has represented to us that it maintains ISO 9001 and ISO 13485 certifications.

During the years ended December 31, 2023 and 2022, we incurred a net loss of $86.3 million and $93.0 million and used $59.1 million and $60.8 million of cash in operations, respectively. As of December 31, 2023, we had an accumulated deficit of $305.8 million and cash, cash equivalents, and investments of $373.1 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future.

We expect our expenses to increase in connection with our ongoing activities, as we:

•
broadly commercialize the Proteograph Product Suite;
•
attract, hire and retain qualified personnel;
•
continue to build our sales, marketing, service, support and distribution infrastructure as part of our commercialization efforts;
•
build-out and expand our in-house NP manufacturing capabilities;
•
continue to engage in research and development of other products and enhancements to the Proteograph Product Suite;
•
implement operational, financial and management information systems;
•
obtain, maintain, expand, and protect our intellectual property portfolio; and
•
build the infrastructure to operate and scale as a public company.

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

Research and Development Expenses

Research and development (R&D) expenses include costs associated with R&D of our technology and product candidates. R&D expenses consist primarily of employee compensation, including stock-based compensation and employee benefits, laboratory supplies used for in-house research, consulting costs, and allocated costs, including rent, depreciation, information technology and utilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation, and benefits for executive management, sales and marketing, customer support, finance, administrative, human resources, legal functions, allocated costs, professional service fees and other general overhead costs to support our operations.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and investments.

Results of Operations

Comparisons of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Year ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Product	$8,506	$8,557	$(51)	(1)%
Service	2,016	913	1,103	121%
Related party	4,660	5,215	(555)	(11)%
Grant and other	1,479	808	671	83%
Total revenue	16,661	15,493	1,168	8%
Cost of revenue:
Product	5,398	5,459	(61)	(1)%
Service	685	495	190	38%
Related party	1,430	1,989	(559)	(28)%
Grant and other	642	457	185	40%
Total cost of revenue	8,155	8,400	(245)	(3)%
Gross profit	8,506	7,093	1,413	20%
Operating expenses:
Research and development	53,019	45,797	7,222	16%
Selling, general and administrative	58,950	58,531	419	1%
Total operating expenses	111,969	104,328	7,641	7%
Loss from operations	(103,463)	(97,235)	(6,228)	6%
Other income (expense):
Interest income	17,764	4,602	13,162	286%
Other expense	(578)	(333)	(245)	74%
Total other income	17,186	4,269	12,917	303%
Net loss	$(86,277)	$(92,966)	$6,689	(7)%

Revenue

	Year ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$16,661	$15,493	$1,168	8%

Revenue increased by $1.2 million, or 8%, from $15.5 million in 2022 to $16.7 million in 2023, primarily due to an increase in service revenue. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument, consumable kits, platform evaluations, instrument upgrades and service revenue, of which $4.7 million was attributed to related parties. Revenue from our grant-funded activities related to our Small Business Innovation Research (SBIR) grant from the National Institutes of Health Grant (NIH) increased between the two periods by $0.9 million and was partially offset by a decrease of $0.4 million in lease revenue.

Cost of Revenue

	Year ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$8,155	$8,400	$(245)	(3)%

Cost of revenue decreased by $0.2 million, or 3%, from $8.4 million in 2022 to $8.2 million in 2023, primarily due to an increase in service revenue, which carries a lower cost of revenue, and lower product revenue from fewer instrument sales, which have a higher cost of revenue, offset by increased overhead expenses, warranty, and other costs of revenue. Cost of revenue consists of costs of the SP100 instrument, consumable kits, cost of services, and other related costs, including labor and overhead.

Research and Development

	Year ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$53,019	$45,797	$7,222	16%

Research and development expenses increased by $7.2 million, or 16%, from $45.8 million in 2022 to $53.0 million in 2023. The increase was primarily due to an increase in product development efforts related to the Proteograph Product Suite, including $2.4 million increase in employee compensation costs, a $0.6 million increase in stock-based compensation, due to growth in research and development personnel and a $2.2 million increase in allocated costs. Other increases include costs related to general business expenses of $0.6 million and a $1.3 million increase in depreciation of laboratory equipment.

Selling, General and Administrative

	Year ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$58,950	$58,531	$419	1%

Selling, general and administrative expenses increased by $0.4 million, or 1%, from $58.5 million in 2022 to $59.0 million in 2023, primarily due to a $3.3 million increase in employee compensation costs and a $0.1 million increase in travel expense. The increase was offset by a $2.9 million decrease in professional services.

Total Other Income

	Year ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Total other income	$17,186	$4,269	$12,917	303%

Total other income increased by $12.9 million, or 303%, from $4.3 million in 2022 to $17.2 million in 2023. The increase was due to higher rates of interest earned on cash invested in money market funds, U.S. Treasury securities, commercial paper, corporate securities and government agency debt in 2023.

Liquidity and Capital Resources

Since the date of our incorporation, we have incurred significant operating losses and negative cash flows from operations. Our operations have been funded primarily through the sale and issuance of equity securities since inception. We anticipate that we will continue to incur net losses and do not expect positive cash flows from operations for the foreseeable future. However, based on our cash, cash equivalents and investments, we believe we will have adequate liquidity over the next twelve months following the date of this Annual Report to operate our business and to meet our cash requirements. If our available cash, cash equivalents and investments and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, we may consider raising additional capital to expand our business, pursue strategic investments, take advantage of financing opportunities or for other reasons.

We enter into agreements as a part of the normal course of business with various vendors, which are generally cancellable without material penalty upon written notice. Payments associated with these agreements are not included in this discussion of contractual obligations.

Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California and office space in San Diego, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of each of December 31, 2023 and 2022, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. We lease approximately 6,000 square feet of office space in San Diego, California that runs through September 2024.

We have certain purchase commitments related to our inventory management with certain manufacturing suppliers wherein we are required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $6.3 million as of December 31, 2023.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(59,065)	$(60,780)
Net cash provided by (used in) investing activities	37,904	(122,718)
Net cash provided by financing activities	452	3,893
Net decrease in cash, cash equivalents and restricted cash	$(20,709)	$(179,605)

Operating Activities

In 2023, cash used in operating activities was $59.1 million, attributable to a net loss of $86.3 million, partially offset by a net change in our net operating assets and liabilities of $2.7 million and non-cash charges of $29.9 million. Non-cash charges primarily consisted of stock-based compensation of $34.4 million, $5.6 million of depreciation and amortization, $0.8 million of provision for inventory excess and obsolescence, $0.4 million of loss on disposal of property and equipment, and $0.2 million of non-cash operating lease expense, offset by $11.5 million of net accretion of premiums on available-for-sale securities. The change in our net operating assets and liabilities was primarily due to an increase in inventory levels of $1.9 million for anticipated revenue growth and a $1.3 million increase in prepaid expenses and other current assets, which was partially offset by a decrease in accounts receivable of $0.3 million.

In 2022, cash used in operating activities was $60.8 million, attributable to a net loss of $93.0 million, partially offset by a net change in our net operating assets and liabilities of $7.1 million and non-cash charges of $39.3 million. Non-cash charges primarily consisted of stock-based compensation of $33.7 million, $3.9 million of depreciation and amortization and $1.7 million of non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to an increase in inventory levels of $1.6 million for anticipated revenue growth, an increase in accounts receivable of $2.3 million from higher sales, an increase in prepaid expenses and other current assets of $0.7 million, an increase in other receivables of $0.5 million, an increase in other assets of $0.4 million and a decrease of $1.6 million in accounts payable.

Investing Activities

In 2023, cash provided by investing activities was $37.9 million, which related to the proceeds from maturities of available-for-sale securities of $445.3 million and proceeds from sale of available-for-sale securities of $3.0 million. This was offset by the purchases of available-for-sale securities of $403.1 million and purchases of property and equipment, primarily for laboratory equipment, of $7.3 million.

In 2022, cash used in investing activities was $122.7 million, which related to purchases of available-for-sale securities, net of proceeds from maturities, of $112.6 million, in addition to $10.3 million in payments primarily for laboratory equipment.

Financing Activities

In 2023, cash provided by financing activities was $0.5 million, which was primarily attributable to proceeds of $0.4 million from the issuance of Class A common stock in connection with our employee stock purchase plan and net proceeds of $0.1 million from the exercise of stock options.

In 2022, cash provided by financing activities was $3.9 million. This was attributable to net proceeds from the exercise of stock options of $3.1 million and $0.8 million of proceeds from the issuance of Class A common stock in connection with our employee stock purchase plan.

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

Revenue Recognition

Our revenue is generated primarily from sales of products and services. Product revenue consists of sales of an instrument with embedded software essential to the instrument’s functionality and consumables. Service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of our customers.

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

Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon delivery of services, and payment is typically due within 30 or 60 days. Cash received from customers in advance of product shipment or providing services is recorded as a contract liability. Our contracts with our customer generally do not include rights of return.

At times, we may enter into arrangements with payment terms which exceed one year from the transfer of control of the product or service. In such cases, we assess whether the arrangement contains a significant financing component. If a significant financing component exists, the transaction price is adjusted for the financing portion of the arrangement, which is recorded as interest income over the payment term using the effective interest method. We do not assess whether a significant financing component exists when, at contract inception, the period between the transfer of control to a customer and final payment is one year or less.

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

A portion of our revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of Accounting Standards Codification (ASC) 606, Revenue Contracts with Customer and are therefore accounted for in accordance with ASC 842, Leases. The total consideration in a lease arrangement is allocated between lease and non-lease components on their relative stand-alone selling prices. The stand-alone selling price is based on the price we would separately sell that promised good or service to a customer. If a stand-alone price is not available for a component, it is estimated using the best information available.

Shipping revenue is recognized when control of the product is transferred to the customer, and the related shipping and handling costs are included in the cost of revenue.

Stock-Based Compensation

Stock-based compensation expense relates to stock options with service-based vesting conditions, stock options with performance and market-based vesting conditions, stock purchase rights under our employee stock purchase plan (ESPP), restricted common stock awards (RSAs) and restricted stock units (RSUs). All awards are measured at fair value on grant date and forfeitures are recognized as they occur.

We estimate the fair value of stock options with service conditions and stock purchase rights under our ESPP on the grant date using the Black-Scholes option-pricing valuation model. We use the straight-line method to allocate compensation cost to reporting periods over the requisite service period in which the awards are expected to vest.

The Black-Scholes option-pricing model considers several variables and assumptions in estimating the fair value of service-based stock options and stock purchase rights under our ESPP. These variables include the per share fair value of the underlying common stock, expected term, expected volatility, risk-free interest rate and expected dividend yield over the expected term. For all service-based stock options granted, we calculate the expected term using the simplified method for “plain vanilla” stock option awards. For the expected volatility, we use a blended rate based on the historical volatility of the stock price of our Class A common stock and average volatility of our comparable publicly traded peer companies. The comparable companies were chosen based on their similar size, life cycle stage, or area of specialty. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay dividends on our common stock.

For stock options with performance and market-based vesting conditions, stock-based compensation expense is recognized using an accelerated attribution method based on the derived service periods and not reversed if the achievement of the market condition does not occur. The fair value of these stock options is estimated using the Monte Carlo simulation model.

We value RSAs based on the difference between the fair value of the underlying stock at the measurement date and the purchase price. We value RSUs based on the fair value of the underlying stock at the measurement date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk that relates to our cash and cash equivalents and investments held in money market funds, U.S. Treasury securities, commercial paper, corporate debt securities and government agency debt. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and investments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Seer, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seer, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition for Products, Services, and Related Parties - Refer to Notes 2, 5 and 11 to the Financial Statements

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

Given the significant judgments made by management to determine whether various combinations of products and services are distinct and accounted for as separate performance obligations, whether performance obligations have been satisfied, and the standalone selling price of performance obligations, performing audit procedures to evaluate the reasonableness of management’s judgments in the recognition of products and services revenue required a high degree of auditor judgment and an increased extent of effort, including the involvement of more experienced engagement team members. We have identified the revenue recognition of products and services revenue as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition for the Company’s customer contracts included the following, among others:

o
We evaluated the reasonableness of the Company’s significant accounting policies related to products and services revenue recognition.
o
We selected a sample of recorded products and services revenue transactions and performed the following procedures:
▪
Obtained and read customer source documents such as contracts, master agreements, and/or amendments thereto, to evaluate if relevant contractual terms have been appropriately identified and considered by management in making revenue recognition judgments.

▪
Evaluated management’s application of the Company’s accounting policy and tested revenue recognition for the distinct performance obligations by comparing management’s judgments to the underlying source documents.
▪
Tested the mathematical accuracy of management’s calculations of products and services revenue.
▪
Evaluated the appropriateness of management’s determination of the timing of revenue recognition and obtained third-party evidence of transfer of control of the products and services to the customer.
o
We evaluated the reasonableness of management’s determination of standalone selling prices by performing the following:
▪
Evaluated the application of the Company’s accounting policy and mathematical accuracy of the determined standalone selling prices.
▪
Tested the completeness and accuracy of the source data used in management’s calculations.

/s/ Deloitte and Touche LLP

San Francisco, California

March 4, 2024

We have served as the Company's auditor since 2018.

SEER, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$32,499	$53,208
Short-term investments	283,725	368,031
Accounts receivable, net	4,831	4,315
Related party receivables	559	1,804
Other receivables	1,326	899
Inventory	4,491	4,627
Prepaid expenses and other current assets	3,082	2,098
Total current assets	330,513	434,982
Long-term investments	56,858	5,157
Operating lease right-of-use assets	25,177	27,003
Property and equipment, net	22,193	19,408
Restricted cash	524	524
Other assets	1,004	855
Total assets	$436,269	$487,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,370	$2,104
Accrued expenses	9,212	8,298
Deferred revenue	206	133
Operating lease liabilities, current	2,295	1,842
Other current liabilities	139	207
Total current liabilities	13,222	12,584
Operating lease liabilities, net of current portion	25,964	28,032
Other noncurrent liabilities	179	320
Total liabilities	39,365	40,936
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of December 31, 2023 and 2022; zero shares issued and outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of December 31, 2023 and 2022; 60,253,707 and 59,366,077 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of December 31, 2023 and 2022; 4,044,969 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Additional paid-in capital	702,868	667,739
Accumulated other comprehensive loss	(192)	(1,251)
Accumulated deficit	(305,773)	(219,496)
Total stockholders’ equity	396,904	446,993
Total liabilities and stockholders’ equity	$436,269	$487,929

The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue:
Product	$8,506	$8,557
Service	2,016	913
Related party	4,660	5,215
Grant and other	1,479	808
Total revenue	16,661	15,493
Cost of revenue:
Product	5,398	5,459
Service	685	495
Related party	1,430	1,989
Grant and other	642	457
Total cost of revenue	8,155	8,400
Gross profit	8,506	7,093
Operating expenses:
Research and development	53,019	45,797
Selling, general and administrative	58,950	58,531
Total operating expenses	111,969	104,328
Loss from operations	(103,463)	(97,235)
Other income (expense):
Interest income	17,764	4,602
Other expense	(578)	(333)
Total other income	17,186	4,269
Net loss	$(86,277)	$(92,966)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	1,059	(715)
Comprehensive loss	$(85,218)	$(93,681)
Net loss per share attributable to common stockholders, basic and diluted	$(1.35)	$(1.49)
Weighted-average common shares outstanding, basic and diluted	63,850,490	62,433,613

The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2021	62,015,483	$1	$629,981	$(126,530)	$(536)	$502,916
Issuance of Class A common stock from exercise of options and release of restricted stock units	1,293,905	—	3,138	—	—	3,138
Repurchase of Class A common stock	(5,841)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	172	—	—	172
Issuance of Class A common stock in connection with employee stock purchase plan	107,499	—	775	—	—	775
Stock-based compensation	—	—	33,673	—	—	33,673
Other comprehensive loss	—	—	—	—	(715)	(715)
Net loss	—	—	—	(92,966)	—	(92,966)
Balance at December 31, 2022	63,411,046	$1	$667,739	$(219,496)	$(1,251)	$446,993
Issuance of Class A common stock from exercise of options and release of restricted stock units	699,536	—	97	—	—	97
Repurchase of Class A common stock	(5,063)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	240	—	—	240
Issuance of Class A common stock in connection with employee stock purchase plan	193,157	—	368	—	—	368
Stock-based compensation	—	—	34,424	—	—	34,424
Other comprehensive gain	—	—	—	—	1,059	1,059
Net loss	—	—	—	(86,277)	—	(86,277)
Balance at December 31, 2023	64,298,676	$1	$702,868	$(305,773)	$(192)	$396,904

The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(86,277)	$(92,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	34,424	33,673
Depreciation and amortization	5,578	3,942
Loss on disposal of property and equipment	399	332
Net accretion of discount on available-for-sale securities	(11,548)	(833)
Provision for inventory excess and obsolescence	872	507
Non-cash operating lease expense	211	1,655
Changes in operating assets and liabilities:
Accounts receivable, net	302	(2,874)
Prepaid expenses and other assets	(1,313)	(1,081)
Inventory	(1,948)	(1,590)
Accounts payable	(987)	(1,553)
Deferred revenue	73	(243)
Accrued liabilities and other liabilities	1,149	251
Net cash used in operating activities	(59,065)	(60,780)
INVESTING ACTIVITIES
Purchases of property and equipment	(7,309)	(10,265)
Proceeds from disposal of property and equipment	—	170
Purchases of available-for-sale securities	(403,092)	(366,268)
Proceeds from sale of available-for-sale securities	2,990	—
Proceeds from maturities of available-for-sale securities	445,315	253,645
Net cash provided by (used in) investing activities	37,904	(122,718)
FINANCING ACTIVITIES
Repurchase of Class A common stock	(13)	(20)
Proceeds from exercise of Class A common stock options	97	3,138
Proceeds from issuance of common stock in connection with employee stock purchase plan	368	775
Net cash provided by financing activities	452	3,893
Net decrease in cash, cash equivalents and restricted cash	(20,709)	(179,605)
Cash, cash equivalents and restricted cash, beginning of period	53,732	233,337
Cash, cash equivalents and restricted cash, end of period	$33,023	$53,732

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases included in accounts payable and accrued expenses	$415	$354
Inventory transferred to property and equipment	$1,332	$928
Property and equipment transferred to inventory	$121	$327
Prepaid expenses and other assets transferred to fixed asset	$181	$—

The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.

Notes to Consolidated Financial Statements

1.
ORGANIZATION AND DESCRIPTION OF THE BUSINESS

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

Liquidity

As of December 31, 2023, the Company has incurred significant losses and has had negative cash flows from operations. As of December 31, 2023, the Company had cash and cash equivalents and investments of $373.1 million and an accumulated deficit of $305.8 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of December 31, 2023 provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying consolidated financial statements.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated financial statements include the accounts of Seer, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including, but not limited to, those related to the determination of stand-alone selling price for revenue recognition, stock-based compensation, allowance for credit losses, inventory valuation, operating lease right-of-use assets and liabilities, useful lives and valuation of property and equipment, income tax uncertainties, and tax valuation allowances.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company maintains bank deposits in federally insured financial institutions, and these deposits may exceed federally insured limits. The Company is exposed to credit risk

SEER, INC.

Notes to Consolidated Financial Statements

in the event of default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.

In fiscal year 2023 and 2022, the Company recognized revenue from a related party that represented 28% and 32%, respectively, of the Company’s total revenue.

In fiscal year 2023 and 2022, 30% and 26%, respectively, of the total revenue was generated outside of the United States, primarily from countries in Asia and Europe.

As of December 31, 2023, there were two customers which represented 14% and 10% of the total accounts receivable balance, including related party receivables. As of December 31, 2022, there were three customers which represented 25%, 12%, and 10% of the total accounts receivable balance, including related party receivables.

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

As of December 31, 2023, the Company has an equity method investment in PrognomiQ. Refer to Note 11 for additional information.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2023, all amounts recorded as cash and cash equivalents consist of cash, money market funds, corporate debt securities and U.S. Treasury securities and are stated at fair value. As of December 31, 2022, all amounts recorded as cash and cash equivalents consist of cash and money market funds and are stated at fair value.

Restricted cash as of December 31, 2023 and 2022 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$32,499	$53,208
Restricted cash	524	524
Total cash, cash equivalents and restricted cash	$33,023	$53,732

SEER, INC.

Notes to Consolidated Financial Statements

Investments

The Company has designated all investments, which include U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper and corporate debt securities as available-for-sale, and therefore, such investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive loss. The cost of available-for-sale securities is adjusted for the amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion are included in other income (expense) on the consolidated statements of operations and comprehensive loss. Realized gains and losses and interest income on available-for-sale securities are also included in other income (expense). The cost of securities sold is based on the specific identification method. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation at each balance sheet date. As of December 31, 2023, the Company classifies its available-for-sale securities as short-term investments or long-term investments based on the remaining contractual maturity of the securities.

All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other than temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which an investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost. During the year ended December 31, 2023, the Company did not recognize any impairment charges on its investments.

Any unrealized losses on available-for-sale debt securities that are attributed to credit risk are recorded to the consolidated statements of operations and comprehensive loss through an allowance for credit losses.

Accounts Receivable, Net

Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Balances are written off when they are ultimately determined to be uncollectible. There were $4,000 and $30,000 allowances for credit losses related to accounts receivable as of December 31, 2023 and 2022, respectively.

Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in, first-out basis. Provisions for slow-moving, excess or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product expiration, development plans, or quality issues. The Company writes down specifically identified unusable, obsolete, slow-moving or known unsalable inventory in the period that it is first recognized by using a number of factors, including product expiration dates, open and unfulfilled orders and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on the Company’s consolidated statements of operations and comprehensive loss.

SEER, INC.

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: laboratory equipment and furniture and fixtures - five years, and computer equipment and software - three years. Leasehold improvements are capitalized and amortized over the shorter of the lease term or the estimated useful life of the related asset. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet and any resulting gain or loss is included as a part of other expense within the consolidated statements of operations and comprehensive loss.

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

Leases

The Company determines if an arrangement is or contains a lease at contract inception and classifies each lease as operating, sales-type or finance lease.

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

SEER, INC.

Notes to Consolidated Financial Statements

Revenue Recognition

The Company generates revenue primarily from sales of products and services. The Company’s product, the Proteograph Product Suite, consists of an instrument with embedded software essential to the instrument's functionality and consumables. The service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer.

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

Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. Customers are invoiced generally upon shipment, or upon delivery of services, and payment is typically due within 30 or 60 days. Cash received from customers in advance of product shipment or providing services is recorded as a contract liability. The Company’s contracts with its customers generally do not include rights of return.

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

SEER, INC.

Notes to Consolidated Financial Statements

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

A portion of the Company’s revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers, and are therefore accounted for in accordance with ASC 842, Leases. The total consideration in a lease arrangement is allocated between lease and non-lease components on their relative stand-alone selling prices. The stand-alone selling price is based on the price the Company would separately sell that promised good or service to a customer. If a stand-alone price is not available for a component, it is estimated using the best information available.

In determining whether a transaction should be classified as a sales-type or operating lease, the Company considered the following criteria at lease commencement: (1) whether title of the system transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased system, (3) whether the lease term is for the major part of the remaining economic life of the leased system, (4) whether the lease grants the lessee an option to purchase the leased system that the lessee is reasonably certain to exercise, and (5) whether the underlying system is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. If any of these criteria were met, the lease was classified as a sales-type lease. If none of these criteria are met the lease was classified as an operating lease.

Shipping revenue is recognized when control of the product is transferred to the customer. The related shipping and handling costs are included in the cost of revenue.

Research and Development Expenses

Research and development expenses include costs associated with research and development of the Company’s technology and product candidates. Research and development expenses primarily consist of employee compensation, including stock-based compensation and employee benefits, laboratory supplies used for in-house research, consulting costs, and allocated costs, including rent, depreciation, information technology and utilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of employee compensation, including stock-based compensation, and benefits for executive management, sales and marketing, finance, administrative, human resources, legal functions, allocated costs, professional service fees and other general overhead costs to support the Company's operations.

Stock-Based Compensation

Stock-based compensation expense relates to stock options with service-based vesting conditions, stock options with performance and market-based vesting conditions, stock purchase rights under the employee stock purchase plan

SEER, INC.

Notes to Consolidated Financial Statements

(ESPP), restricted common stock awards (RSAs) and restricted stock units (RSUs). All awards are measured at fair value on grant date and forfeitures are recognized as they occur.

The fair value of stock options with service conditions and stock purchase rights under our ESPP on the grant date is determined using the Black-Scholes option-pricing valuation model. The fair value of the awards is recognized as expense on a straight-line basis over the requisite service period in which the awards are expected to vest.

The Black-Scholes option pricing model considers several variables and assumptions in estimating the fair value of service-based stock options and stock purchase rights under the ESPP. These variables include the per share fair value of the underlying common stock, expected term, expected volatility, risk-free interest rate and expected dividend yield over the expected term. For all service-based stock options granted, the Company calculates the expected term using the simplified method for “plain vanilla” stock option awards. For the expected volatility, the Company uses a blended rate based on the historical volatility of the stock price of its Class A common stock and average volatility of comparable publicly traded peer companies. The comparable companies were chosen based on their similar size, life cycle stage, or area of specialty. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay dividends on its common stock.

For stock options with performance and market-based vesting conditions, stock-based compensation expense is recognized using an accelerated attribution method based on the derived service periods and not reversed if the achievement of the market condition does not occur. The fair value of these stock options is estimated using the Monte Carlo simulation model.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not

SEER, INC.

Notes to Consolidated Financial Statements

recognition threshold, we recognize the largest amount of tax liability that is more likely than 50 percent to be realized. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax. For the years ended December 31, 2023 and 2022, there were no interest and penalties.

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

The Company determined the fair value of financial assets and liabilities using the fair value hierarchy that describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 - Quoted prices in active markets for identical assets and liabilities;

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are

SEER, INC.

Notes to Consolidated Financial Statements

observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation in the consolidated statements of cash flows. There was no change to total cash from operating, investing or financing activities as a result.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its financial statements.

SEER, INC.

Notes to Consolidated Financial Statements

3.
FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$22,646	$—	$—	$22,646
Corporate debt securities	—	1,550	—	1,550
U.S. Treasury securities	—	4,985	—	4,985
Total cash equivalents	22,646	6,535	—	29,181
Investments:
U.S. Treasury securities	—	225,180	—	225,180
U.S. Non-Treasury securities	—	11,901	—	11,901
Commercial paper	—	18,186	—	18,186
Corporate debt securities	—	85,316	—	85,316
Total investments	—	340,583	—	340,583
Total assets measured at fair value	$22,646	$347,118	$—	$369,764

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,208	$—	$—	$53,208
Total cash equivalents	53,208	—	—	53,208
Investments:
U.S. Treasury securities	—	227,692	—	227,692
U.S. Non-Treasury securities	—	10,702	—	10,702
Commercial paper	—	55,433	—	55,433
Corporate debt securities	—	79,361	—	79,361
Total investments	—	373,188	—	373,188
Total assets measured at fair value	$53,208	$373,188	$—	$426,396

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

SEER, INC.

Notes to Consolidated Financial Statements

The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$22,646	$—	$—	$22,646
Corporate debt securities	1,549	1	—	1,550
U.S. Treasury securities	4,984	1	—	4,985
Total cash equivalents	29,179	2	—	29,181
Investments:
U.S. Treasury securities	225,517	55	(392)	225,180
U.S. Non-Treasury securities	11,904	2	(5)	11,901
Commercial paper	18,166	26	(6)	18,186
Corporate debt securities	85,190	142	(16)	85,316
Total investments	340,777	225	(419)	340,583
Total assets measured at fair value	$369,956	$227	$(419)	$369,764

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$53,208	$—	$—	$53,208
Total cash equivalents	53,208	—	—	53,208
Investments:
U.S. Treasury securities	228,563	25	(896)	227,692
U.S. Non-Treasury securities	10,699	6	(3)	10,702
Commercial paper	55,561	3	(131)	55,433
Corporate debt securities	79,616	6	(261)	79,361
Total investments	374,439	40	(1,291)	373,188
Total assets measured at fair value	$427,647	$40	$(1,291)	$426,396

As of December 31, 2023 and 2022, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. As of December 31, 2023, the Company does not have investments that have been in a continuous unrealized loss position for 12 months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of December 31, 2023, $56.9 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of December 31, 2023 and 2022, the Company recorded $1.3 million and $0.6 million of accrued interest, respectively, related to its available-for-sale investments and is presented as other receivables on the consolidated balance sheets.

SEER, INC.

Notes to Consolidated Financial Statements

4.
OTHER FINANCIAL STATEMENT INFORMATION

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$2,118	$2,129
Work-in-progress	163	271
Finished goods	2,210	2,227
Total inventory	$4,491	$4,627

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$28,563	$21,122
Computer equipment and software	868	876
Furniture and fixtures	672	575
Leasehold improvements	3,520	3,375
Construction-in-progress	1,109	1,281
Property and equipment	34,732	27,229
Less: accumulated depreciation and amortization	(12,539)	(7,821)
Total property and equipment, net	$22,193	$19,408

Depreciation and amortization expense related to property and equipment was $5.6 million and $3.9 million for the years ended December 31, 2023 and 2022, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation	$6,123	$6,139
Accrued taxes	501	335
Accrued professional services	242	322
Other	2,346	1,502
Total accrued expenses	$9,212	$8,298

5.
REVENUE AND DEFERRED REVENUE

Product revenue consists of instrument with embedded software essential to the instrument's functionality and consumables. Service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer. Related party revenue is comprised of both the sale of products and services performed for related parties, as further discussed in Note 11. Grant and other revenue consists of grant revenue from services performed specifically for the reimbursement of research-related expenses and other revenue which relates to shipping revenue and lease arrangements, as further discussed below.

Deferred revenue activity for the years ended December 31, 2023 and 2022 are as follows (in thousands):

SEER, INC.

Notes to Consolidated Financial Statements

	December 31,
	2023	2022
Balance, beginning of period	$133	$376
Additions	879	233
Revenue recognized	(742)	(476)
Balance, end of period	$270	$133

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. As of December 31, 2023, $1.6 million of revenue is expected to be recognized from the remaining performance obligations, of which 97% is expected to be recognized within 12 months.

Grant and Other Revenue

Since August 2019, the Company received a Small Business Innovation Research grant award from the National Institutes of Health for a total funding of $2.0 million for its development of research applications. For the years ended December 31, 2023 and 2022, the Company recognized $1.1 million and $0.3 million of grant revenue, respectively, with respect to the award.

For the years ended December 31, 2023 and 2022, the Company recognized $0.1 million of lease revenue from operating lease and $0.5 million of lease revenue from sales-type lease, respectively.

6. CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

As of December 31, 2023, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.

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

7.
EQUITY INCENTIVE PLANS

In 2017, the Company adopted the 2017 Stock Incentive Plan (2017 Plan), which provided for the granting of awards to employees, directors, and consultants of the Company. Awards issuable under the 2017 Plan included incentive stock options (ISOs), nonqualified stock options (NSOs), and restricted stock awards. In 2020, the Company adopted the 2020 RSU Equity Incentive Plan (2020 RSU Plan), which provided for the granting of RSUs to employees and consultants of the Company and any parent or subsidiary of the Company and members of our board of directors.

SEER, INC.

Notes to Consolidated Financial Statements

In 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan), which became effective in connection with the IPO. Awards issuable under the 2020 Plan include ISOs, NSOs, restricted stock awards, RSUs, stock appreciation rights and performance awards, to employees and consultants of the Company or any parent or subsidiary of the Company and members of our board of directors. The Company’s 2017 Plan and 2020 RSU Plan were terminated in connection with the IPO and no further grants will be made under the 2017 Plan and 2020 RSU Plan from the date that the 2020 Plan became effective.

Stock Options

Stock options to purchase the Company’s Class A common stock may be granted at a per share exercise price not less than the fair market value of a share of the Company’s Class A common stock at the date of grant in the case of both NSOs and ISOs, except for grants of ISOs to an employee who owns more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary of the Company, in which case the per share exercise price shall be no less than 110% of the fair market value per Class A common stock on the grant date. Stock options granted under the 2017 Plan and 2020 Plan generally vest over four years and expire no later than 10 years from the date of grant. 5,336,569 shares of Class A common stock were initially reserved for issuance under the 2020 Plan, which includes 516,710 shares that remained available for issuance under the 2017 Plan. Additional shares subject to certain equity awards that otherwise would have returned to the 2017 Plan or the 2020 RSU Plan may become available for issuance under the 2020 Plan. The 2020 Plan also provides for an annual, automatic increase in the number of shares of the Company’s Class A common stock reserved for issuance under the 2020 Plan as of the first day of each fiscal year of the Company beginning with the Company’s 2021 fiscal year, in an amount equal to the least of (a) 9,037,149 shares, (b) a number of shares equal to 5% of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (c) such number of shares determined by the administrator of the 2020 Plan prior to the date of such share increase. As of December 31, 2023, there are 14,570,948 shares of Class A common stock reserved for issuance under the 2020 Plan, 4,366,211 shares of which are available for issuance in connection with grants of future awards.

Stock option activity for the year ended December 31, 2023 is as follows:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	10,214,430	$13.90	8.00	$12,685
Options granted	3,576,669	4.17
Options exercised	(188,998)	0.52
Options forfeited	(1,657,069)	8.92
Balance at December 31, 2023	11,945,032	$11.89	6.89	$454
Vested and exercisable, December 31, 2023	6,893,780	$8.88	6.40	$410

The weighted-average grant date fair value of stock options granted to employees during the years ended December 31, 2023 and 2022, was $4.19 and $14.15 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022, was $0.5 million and $12.7 million, respectively. As of December 31, 2023, the total unrecognized stock-based compensation related to unvested stock options was $30.8 million, which the Company expects to recognize over a remaining weighted-average period of 3.33 years.

SEER, INC.

Notes to Consolidated Financial Statements

The fair value of stock options granted to employees, directors, and non-employees that are calculated using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31,
	2023	2022
Risk-free interest rate	3.4% - 4.7%	1.6% - 4.2%
Expected volatility	76.0% - 83.5%	59.8% - 97.0%
Expected term (in years)	5.77 - 6.08	5.77 - 6.08
Expected dividend yield	—	—

Market Condition Options

In February 2023, the Company granted options to purchase an aggregate of 1,794,000 shares of the Company’s Class A common stock to certain Company executives, with vesting subject to market conditions (Market Condition Options). The Market Condition Options become eligible to vest if the average of the closing sales prices of a share of Class A common stock over a trailing twenty trading day period within seven years from the date of grant reaches a stock price of $6.89 per share (the Market Price Milestone). If the Market Price Milestone is achieved, 25% of each Market Condition Option will vest upon certification of such achievement, subject to the recipient’s continued service through the Market Price Milestone achievement date, and an additional 25% of each Market Condition Option will then vest on each of the one-, two- or three-year anniversaries of the Market Price Milestone achievement date, respectively, subject to the recipient’s continued service through the applicable anniversary date. In the event of the Company’s change in control during the seven-year performance period, the performance period will be shortened, achievement of the Market Price Milestone will be assessed based on the per share value of consideration that stockholders receive in the transaction (the change in control price), and if the Market Price Milestone is achieved on that basis, each Market Condition Option will vest in full as of immediately prior to the change in control, subject to the recipient’s continued service as of immediately prior to the change in control.

The Market Condition Options had a grant date fair value of approximately $5.2 million determined using a lattice-binomial option-pricing model based on a Monte Carlo simulation. The following assumptions were used to determine the grant date fair value of $2.80 - $3.02: (i) risk-free interest rate: 3.94%; (ii) expected volatility: 83.10%; (iii) expected dividend yield: 0.0% and (iv) strike price of $4.59. Compensation expense is recognized using an accelerated attribution method based on the derived service periods for each of the tranches. Failure to meet the market condition for an award does not result in reversal of previously recognized expense, so long as the service is provided for the duration of the respective derived service period.

The Company recognized compensation expense of $2.4 million related to the Market Condition Options for the year ended December 31, 2023. As of December 31, 2023, there was $2.8 million in unrecognized compensation related to unvested Market Condition Options, which the Company expects to recognize over a remaining weighted-average period of 1.41 years.

Restricted Stock Awards

Certain stock options granted under the 2017 Plan provide stock option holders the right to exercise unvested stock options in exchange for restricted shares of Class A common stock. The Company has also issued restricted shares of Class A common stock under the 2020 Plan to employees and directors. There were 1,023 shares and 60,787 shares of restricted stock that were unvested and subject to repurchase as of December 31, 2023 and 2022, respectively.

SEER, INC.

Notes to Consolidated Financial Statements

Restricted Stock Units

The Company has granted RSUs under the 2020 RSU Plan and the 2020 Plan. Restricted stock units (“RSUs”) are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. The RSUs generally vest over four years from the vesting start date.

RSU activity for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2022	1,650,976	$18.23
Granted	3,415,976	3.86
Vested	(510,538)	18.13
Forfeited	(876,338)	7.37
Balance at December 31, 2023	3,680,076	$7.49

As of December 31, 2023, the total unrecognized stock-based compensation related to RSUs was $20.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

Employee Stock Purchase Plan

In November 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (ESPP), which was subsequently approved by the Company’s stockholders and became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation.

A total of 602,570 shares of Class A common stock initially were reserved for issuance under the ESPP. The ESPP provides for an annual, automatic increase in the number of shares of the Company’s Class A common stock reserved for issuance under the ESPP as of the first day of each fiscal year of the Company beginning with the Company’s 2021 fiscal year, in an amount equal to the least of (a) 1,807,476 shares, (b) a number of shares equal to 1% of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (c) such number of shares determined by the administrator of the ESPP prior to the date of such share increase. A total of 1,829,437 shares of Class A common stock are reserved for issuance under the ESPP as of December 31, 2023. During the year ended December 31, 2023, 193,157 shares of Class A common stock were issued under the ESPP. As of December 31, 2023, the total unrecognized stock-based compensation related to the ESPP was $0.1 million, which the Company expects to recognize over a remaining weighted-average period of 0.37 years.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	5.3% - 5.4%	1.5% - 4.5%
Expected volatility	85.7% - 97.3%	79.1% - 88.5%
Expected term (in years)	0.50	0.50
Expected dividend yield	—	—

SEER, INC.

Notes to Consolidated Financial Statements

Stock-Based Compensation

The following table summarizes the components of stock-based compensation recognized in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$1,490	$1,083
Research and development	9,709	9,125
Selling, general and administrative	23,225	23,465
Total stock-based compensation	$34,424	$33,673

In February 2022, in connection with a leave of absence taken by one of the Company’s executives, a total of 1,330,892 share-based awards were modified to extend the overall term and change the timing of the vesting of the awards. The total incremental stock-based compensation associated with the modification was $0.9 million, of which none remains unrecognized for the period ended December 31, 2023. On September 30, 2022, the executive resigned from his position as President of the Company and from the Company’s Board of Directors.

On June 21, 2022, the Company’s Board of Directors approved an option repricing to reduce the exercise price of certain vested, outstanding, and unexercised stock options with an exercise price greater than $19.00 per share, each of which was granted under the 2020 Plan, that were held by employees who were not members of the Board of Directors or officers for purposes of Section 16 of the Securities Exchange Act of 1934, as amended (the Non-Section 16 employees) to $19.00 per share, which was the Company’s initial public offering price. The Board of Directors also approved the repricing of certain unvested, outstanding, and unexercised stock options with an exercise price greater than $19.00 per share that were held by Non-Section 16 employees to $7.40 per share, which was the closing price of the Company’s Class A common stock on the Nasdaq Global Select Market on the date of the approval of the repricing. Except for the exercise price, the amended stock options have the same terms and conditions (including vesting schedule, number of shares, and expiration date) and will continue to be governed by the terms of the 2020 Plan.

The Company recorded $0.7 million and $4.8 million of incremental compensation expense during the year ended December 31, 2023 and 2022. The total unrecognized incremental stock-based compensation associated with the option repricing is $1.1 million, which will be recognized over the next two years.

8.
EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. In 2022, the Company implemented a 401(k) match program. For each of fiscal years 2023 and 2022, the Company contributed $0.4 million to the 401(k) plan.

9.
LEASES

As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end in September 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of each of December 31, 2023 and 2022, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the

SEER, INC.

Notes to Consolidated Financial Statements

underlying lease. In addition, the Company leases approximately 6,000 square of office space in San Diego, California under a lease that runs through September 2024.

The components of lease expense and supplemental information were as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$4,153	$3,690
Variable lease costs	397	599
Short-term lease costs	22	263
Total lease costs	$4,572	$4,552

Weighted-average remaining lease term (in years)	8.7	9.8
Weighted-average incremental borrowing rate	6.2%	6.2%

Variable lease costs primarily consist of common area maintenance.

Supplemental cash flow information related to leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$3,941	$2,200
Lease liability obtained in exchange for right-of-use assets	$514	$6,855

As of December 31, 2023, future minimum commitments under the Company’s non-cancelable facility operating leases are as follows:

Years ending December 31,	(in thousands)
2024	$3,969
2025	3,846
2026	3,957
2027	4,072
2028	4,191
Thereafter	16,874
Total undiscounted future minumum lease payments	36,909
Present value adjustment for minimum lease commitments	(8,650)
Total operating lease liabilities	$28,259

As a lessor, the Company has contracts for equipment leased to customers. The Company accounts for the non-lease component under the revenue recognition ASC 606 guidance and the lease component under ASC 842 guidance.

For an arrangement that has been classified as a sales-type lease, revenue is recognized when the transfer of control of the underlying leased asset has occurred and the net investment lease recorded, which is calculated at the present value of the remaining lease payments due from the lessee. For an arrangement that has been classified as an operating lease, revenue is recognized on a straight-line basis over the lease term.

10.
COMMITMENTS AND CONTINGENCIES

Purchase Commitments and Obligations

The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The contractual obligations represent future cash commitments and liabilities under agreements

SEER, INC.

Notes to Consolidated Financial Statements

with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or are subject to change. These outstanding commitments amounted to $6.3 million and $5.7 million as of December 31, 2023 and 2022, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2023 and 2022, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

The Company has concluded that PrognomiQ is a variable interest entities (VIE) due to its reliance on future financing and insufficient equity investment at risk. However, the Company is not the primary beneficiary of the VIE as it does not have the power to direct the activities that most significantly impact the economic performance of PrognomiQ and does not have control over the PrognomiQ board of directors. The Company has determined that it has the ability to exercise significant influence over PrognomiQ and therefore has accounted for its investment in PrognomiQ using the equity method. As of each of December 31, 2023 and 2022, the carrying value of the Company’s investment in PrognomiQ was reduced to nil after recognizing net losses based on its percentage of ownership in PrognomiQ.

PrognomiQ constitutes a related party and, as of December 31, 2023 and 2022, the Company recorded $0.6 million and $1.5 million in related party receivables, respectively, on the consolidated balance sheets mainly due from product sales. For the years ended December 31, 2023 and 2022, the Company recognized revenue of $4.7 million, of which $4.4 million was from product sales, and $5.0 million, all of which was from product sales, respectively, from PrognomiQ and is presented as related party revenue on the consolidated statements of operations and comprehensive loss.

During 2022, a member of the Company’s Board of Directors served as a board member and an executive officer at a company that is a customer of the Company. As of December 31, 2023 and 2022, the Company recorded nil and $0.3 million in related party receivables, respectively, on the consolidated balance sheets, representing revenue from products sales. Revenue recognized from the sale of consumables were nil and $0.3 million for the years ended December 31, 2023 and 2022, respectively, which are presented as related party revenue on the consolidated

SEER, INC.

Notes to Consolidated Financial Statements

statements of operations and comprehensive loss. The Company has a contract for equipment leased to this customer that has been classified as a sales-type lease. As of each of December 31, 2023 and 2022, the lease receivables related to the sales-type lease are $0.2 million. The lease receivables are presented as prepaid expenses and other current assets on the consolidated balance sheets.

12.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(86,277)	$(92,966)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,850,490	62,433,613
Net loss per share attributable to common stockholders, basic and diluted	$(1.35)	$(1.49)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31,
	2023	2022
Class A common stock options issued and outstanding	11,945,032	10,214,430
Restricted common stock subject to future vesting	1,023	60,787
Restricted stock units	3,680,076	1,650,976
Estimated ESPP shares to be issued	254,385	127,041
Total	15,880,516	12,053,234

13.
INCOME TAXES

A reconciliation of the expected tax expense (benefit) to the actual tax expense is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Federal tax benefit at statutory rate	$(18,118)	$(19,523)
State taxes, net of federal benefit	(2,491)	(6,181)
Change in valuation allowance	19,112	24,828
Stock-based compensation tax deduction over book expense	4,012	131
Permanent differences	79	615
Research and development credits	(2,323)	(1,920)
Executive compensation limitation	384	2,405
Other	(655)	(355)
Total tax expense	$—	$—

SEER, INC.

Notes to Consolidated Financial Statements

Deferred income tax reflects the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The categories that give rise to significant components of the deferred tax assets as of December 31, 2023 and 2022, are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$41,212	$33,187
Accruals and reserves	1,296	1,540
Research and development credits	6,415	4,092
Stock-based compensation	11,348	7,790
Lease liabilities	7,212	7,663
Capitalized research and experimentation	13,502	7,819
Other	—	43
Gross deferred tax assets	80,985	62,134
Valuation allowance	(74,026)	(54,991)

Deferred tax liabilities:
Fixed assets and intangibles	(411)	(216)
Right-of-use assets	(6,426)	(6,927)
Other	(122)	—
Gross deferred tax liabilities	(6,959)	(7,143)
Total net deferred tax assets (liabilities)	$—	$—

The tax benefit of net operating losses, temporary differences, and credit carryforwards are recorded as an asset to the extent that management assesses that realization is more likely than not. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since the Company’s incorporation in 2017. Such objective evidence limits the ability to recorded against the Company's net deferred tax assets. The amount of the net deferred tax assets considered realizable, could be adjusted as estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as the Company’s projections for growth. For the years ended December 31, 2023 and 2022, the net changes in the net valuation allowance were an increase of $19.0 million and an increase of $24.8 million, respectively.

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $148.1 million and $119.4 million, respectively, which will carry forward indefinitely for federal tax purposes. At December 31, 2023 and 2022, the Company had state net operating loss carryforwards of approximately $151.8 million and $122.5 million, respectively, which will begin to expire in 2035 for state tax purposes.

As of December 31, 2023 and 2022, the Company had federal research and development credit carryforwards of approximately $5.1 million and $3.0 million, respectively, which begin to expire in 2039 and state research and development credit carryforwards of approximately $4.3 million and $3.1 million, respectively, which will carry forward indefinitely.

Utilization of the Company’s federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation in the event that there is a change in ownership as provided by Section 382 of the Internal Revenue Code and similar state codes. Such limitation could result in a deferral or expiration of the utilization of the net

SEER, INC.

Notes to Consolidated Financial Statements

operating loss and tax credit carryforwards. The Company concluded that while ownership changes occurred in 2018, 2020 and 2022, no tax attributes are expected to be expiring unutilized as a result of the Section 382 limitation.

As of December 31, 2023 and 2022, the Company had unrecognized tax benefits of approximately $2.4 million and $1.6 million, respectively. The amount of unrecognized tax benefits is not expected to significantly change over the next 12 months. The Company’s effective income tax rate would not be impacted if the unrecognized tax benefits were recognized in 2023 and 2022, as the Company is in a full valuation allowance position. The beginning and ending unrecognized tax benefits amounts are as follows (in thousands):

	December 31,
	2023	2022
Beginning balance	$1,586	$839
Change related to prior year positions	26	99
Change related to current year positions	752	648
Ending balance	$2,364	$1,586

It is the Company’s policy to include any penalties and interest expense related to income taxes as a component of other expense. Management determined that no accrual for interest and penalties was required as of December 31, 2023.

All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

14.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2023, the date of these consolidated financial statements, through March 4, 2024, which represents the date the consolidated financial statements were available to be issued for events requiring recording or disclosure in the consolidated financial statements for the year ended December 31, 2023. The Company concluded that no events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

As of December 31, 2023, our management conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting based upon the framework in the Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2023.

We are a smaller reporting company, and therefore our independent registered public accounting firm has not issued a report on the effectiveness of internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

The following officer and director, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 17, 2023, David Horn, our Chief Financial Officer and an officer of the Company for purposes of Section 16 of the Exchange Act, entered into a share trading plan. Mr. Horn’s plan provides for the sale of up to 120,000 shares of Class A common stock between the selling start date and August 15, 2024. Mr. Horn’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

On September 13, 2023, Deep Nishar, a member of the Board of Directors of the Company, entered into a share trading plan. Mr. Nishar’s plan provides for the sale of up to 17,280 shares of Class A common stock between the selling start date and June 30, 2024. Mr. Nishar’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

No other officers or directors, as defined in Rule 16a-1(f) adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the last fiscal year.

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

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.
Financial Statements: The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.
2.
Financial Statement Schedules: Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto.
3.
Exhibits: The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39747	3.1	12/8/2020

3.2	Amendment to the Amended and Restatement Certificate of Incorporation of the Company.	8-K	001-39747	3.1	6/16/2023

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-39747	3.2	6/16/2023

4.1	Form of common stock certificate of the Registrant.	S-1	333-250035	4.1	11/12/2020

4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.				*

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-250035	10.1	11/12/2020

10.2+	2020 Equity Incentive Plan and related form agreements.	S-1/A	333-250035	10.2	11/30/2020

10.3+	2017 Stock Incentive Plan and related form agreements.	S-1/A	333-250035	10.3	11/30/2020

10.4+	2020 RSU Equity Incentive Plan and related form agreements.	S-1/A	333-250035	10.4	11/30/2020

10.5+	Amended and Restated 2020 Employee Stock Purchase Plan and related form agreements.	S-8	333-270351	4.3	3/8/2023

10.6+	Confirmatory Offer Letter between the Registrant and Dr. Omid Farokhzad, dated November 30, 2020.	S-1/A	333-250035	10.7	11/30/2020

10.7+	Confirmatory Offer Letter between the Registrant and David Horn, dated November 30, 2020.	S-1/A	333-250035	10.9	11/30/2020

10.8+	CEO Change in Control and Severance Agreement between the Registrant and Dr. Omid Farokhzad, dated November 30, 2020.	S-1/A	333-250035	10.10	11/30/2020

10.9+	Executive Incentive Compensation Plan.	S-1/A	333-250035	10.11	11/30/2020

10.10#	Umbrella Development & Supply Agreement between the Registrant and Hamilton Company, dated March 9, 2020.	S-1	333-250035	10.14	11/12/2020

10.11#	Exclusive Patent License Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated December 18, 2017.	S-1	333-250035	10.15	11/12/2020

10.12+	Outside Director Compensation Policy (as amended on February 16, 2023).	10-Q	001-39747	10.1	5/9/2023

10.13+	Key Executive Change in Control and Severance Plan, and form of Participation Agreement thereunder.	10-Q	001-39747	10.1	11/7/2023

10.14+	Offer Letter between the Registrant and Elona Kogan, dated November 4, 2020.				*

19.1	Insider Trading Policy.				*

21.1	List of Subsidiaries of the Registrant.	10-K	001-39747	21.1	3/6/2023

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.				*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

97.1	Compensation Clawback Policy				*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: March 4, 2024

SEER, INC.

By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Omid Farokhzad, M.D.	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 4, 2024
Omid Farokhzad, M.D.

/s/ David R. Horn	Chief Financial Officer and President (Principal Financial Officer and Accounting Officer)	March 4, 2024
David R. Horn

/s/ David Hallal	Lead Independent Director	March 4, 2024
David Hallal

/s/ Meeta Gulyani	Director	March 4, 2024
Meeta Gulyani

/s/ Rachel Haurwitz, Ph.D.	Director	March 4, 2024
Rachel Haurwitz, Ph.D.

/s/ Robert Langer, Sc.D.	Director	March 4, 2024
Robert Langer, Sc.D.

/s/ Terrance McGuire	Director	March 4, 2024
Terrance McGuire

/s/ Deep Nishar	Director	March 4, 2024
Deep Nishar