Form 10-Q
period 2024-03-31
Seer, Inc.
filed 2024-05-08
CIK 1726445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, the registrant had 60,891,711 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 of Class B common stock, $0.00001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, commercial activities and costs, research and development costs, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
the benefits of the PrognomiQ, Inc. transaction;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SEER, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,398	$32,499
Short-term investments	254,152	283,725
Accounts receivable, net	3,815	4,831
Related party receivables	989	559
Other receivables	1,346	1,326
Inventory	5,809	4,491
Prepaid expenses and other current assets	3,641	3,082
Total current assets	324,150	330,513
Long-term investments	50,642	56,858
Operating lease right-of-use assets	24,571	25,177
Property and equipment, net	21,175	22,193
Restricted cash	524	524
Other assets	900	1,004
Total assets	$421,962	$436,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,564	$1,370
Accrued expenses	7,572	9,212
Deferred revenue	269	206
Operating lease liabilities, current	2,280	2,295
Other current liabilities	145	139
Total current liabilities	12,830	13,222
Operating lease liabilities, net of current portion	25,404	25,964
Other noncurrent liabilities	173	179
Total liabilities	38,407	39,365
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of March 31, 2024 and December 31, 2023; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 60,891,711 and 60,253,707 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 4,044,969 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	710,527	702,868
Accumulated other comprehensive loss	(521)	(192)
Accumulated deficit	(326,452)	(305,773)
Total stockholders’ equity	383,555	396,904
Total liabilities and stockholders’ equity	$421,962	$436,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product	$1,668	$2,343
Service	408	69
Related party	954	1,306
Grant and other	36	335
Total revenue	3,066	4,053
Cost of revenue:
Product	991	1,436
Service	269	7
Related party	312	478
Grant and other	133	64
Total cost of revenue	1,705	1,985
Gross profit	1,361	2,068
Operating expenses:
Research and development	12,265	14,474
Selling, general and administrative	14,288	15,039
Total operating expenses	26,553	29,513
Loss from operations	(25,192)	(27,445)
Other income (expense):
Interest income	4,586	3,717
Other expense	(73)	(231)
Total other income	4,513	3,486
Net loss	$(20,679)	$(23,959)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(329)	1,158
Comprehensive loss	$(21,008)	$(22,801)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.38)
Weighted-average common shares outstanding, basic and diluted	64,586,056	63,543,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2023	64,298,676	$1	$702,868	$(305,773)	$(192)	$396,904
Issuance of Class A common stock from exercise of options and release of restricted stock units	638,004	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	4	—	—	4
Stock-based compensation	—	—	7,655	—	—	7,655
Other comprehensive loss	—	—	—	—	(329)	(329)
Net loss	—	—	—	(20,679)	—	(20,679)
Balance at March 31, 2024	64,936,680	$1	$710,527	$(326,452)	$(521)	$383,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2022	63,411,046	$1	$667,739	$(219,496)	$(1,251)	$446,993
Issuance of Class A common stock from exercise of options and release of restricted stock units	328,273	—	30	—	—	30
Vesting of early exercised stock options and restricted common stock	—	—	43	—	—	43
Stock-based compensation	—	—	8,724	—	—	8,724
Other comprehensive gain	—	—	—	—	1,158	1,158
Net loss	—	—	—	(23,959)	—	(23,959)
Balance at March 31, 2023	63,739,319	$1	$676,536	$(243,455)	$(93)	$432,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(20,679)	$(23,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,580	8,724
Depreciation and amortization	1,494	1,249
Loss on disposal of property and equipment	45	226
Net amortization (accretion) of premium (discount) on available-for-sale securities	2,351	(2,378)
Provision for inventory excess and obsolescence	8	178
Non-cash operating lease expense	31	57
Changes in operating assets and liabilities:
Accounts receivable, net	566	(165)
Prepaid expenses and other assets	(455)	(2,280)
Inventory	(967)	(40)
Accounts payable	1,381	(100)
Deferred revenue	63	130
Accrued liabilities and other liabilities	(1,874)	(973)
Net cash used in operating activities	(10,456)	(19,331)
INVESTING ACTIVITIES
Purchases of property and equipment	(754)	(121)
Purchases of available-for-sale securities	(101,297)	(134,520)
Proceeds from sale of available-for-sale securities	—	2,990
Proceeds from maturities of available-for-sale securities	134,406	146,130
Net cash provided by investing activities	32,355	14,479
FINANCING ACTIVITIES
Proceeds from exercise of Class A common stock options	—	30
Net cash provided by financing activities	—	30
Net increase (decrease) in cash, cash equivalents and restricted cash	21,899	(4,822)
Cash, cash equivalents and restricted cash, beginning of period	33,023	53,732
Cash, cash equivalents and restricted cash, end of period	$54,922	$48,910

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Capitalized stock-based compensation related to internal-use software development	$75	$—
Property and equipment purchases included in accounts payable and accrued expenses	$466	$204
Inventory transferred to property and equipment	$—	$771
Property and equipment transferred to inventory	$359	$—

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

Liquidity

As of March 31, 2024, the Company has incurred significant losses and has had negative cash flows from operations. As of March 31, 2024, the Company had cash and cash equivalents and short-term investments of $308.6 million and an accumulated deficit of $326.5 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of March 31, 2024 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 4, 2024.

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

For the three months ended March 31, 2024 and 2023, the Company recognized revenue from a related party that represented 31% and 32%, respectively, of the Company’s total revenue.

For the three months ended March 31, 2024 and 2023, 13% and 22%, respectively, of the total revenue was generated outside of the United States, from countries in Asia and Europe.

As of March 31, 2024, there were two customers which represented 21% and 10% of the total accounts receivable balance, including related party receivables. As of December 31, 2023, there were two customers which represented 14% and 10% of the total accounts receivable balance, including related party receivables.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2024 and December 31, 2023, all amounts recorded as cash and cash equivalents consist of cash, money market funds, corporate debt securities and U.S. Treasury securities and are stated at fair value.

Restricted cash as of March 31, 2024 and December 31, 2023 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the total amount presented in the unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$54,398	$48,386
Restricted cash	524	524
Total cash, cash equivalents and restricted cash	$54,922	$48,910

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Investments

The Company has designated all investments, which includes U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities as available-for-sale, and therefore, such investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive loss. The cost of available-for-sale securities is adjusted for the amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion are included in other income (expense) on the unaudited condensed consolidated statements of operations and comprehensive loss. Realized gains and losses and interest income on available-for-sale securities are also included in other income (expense). The cost of securities sold is based on the specific identification method. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation at each balance sheet date. As of March 31, 2024, the Company classifies its available-for-sale securities as short-term investments or long-term investments based on the remaining contractual maturity of the securities.

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

Any unrealized losses on available-for-sale debt securities that are attributed to credit risk are recorded to the unaudited condensed consolidated statements of operations and comprehensive loss through an allowance for credit losses.

Accounts Receivable, Net

Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Balances are written off when they are ultimately determined to be uncollectible. The Company recorded a $4,000 allowance for credit losses related to accounts receivable as of each of March 31, 2024 and December 31, 2023.

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company elected to not separate non-lease components from the associated lease components and to not recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Variable lease payments are primarily related to property taxes, insurance and common area maintenance, and are recognized as lease costs when incurred.

Revenue Recognition

The Company generates revenue primarily from sales of products and services. The Company’s product, the Proteograph Product Suite, consists of an instrument with embedded software essential to the instrument's functionality and consumables. The service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of customers.

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

Revenue from product sales is recognized when control of the product is transferred, which is generally upon shipment to the customer. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue from services is recognized once the report is delivered to a customer, which is when the customer obtains the benefit of the service.

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In determining whether a transaction should be classified as a sales-type or operating lease, the Company considered the following criteria at lease commencement: (1) whether title of the instrument transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased instrument, (3) whether the lease term is for the major part of the remaining economic life of the leased instrument, (4) whether the lease grants the lessee an option to purchase the leased instrument that the lessee is reasonably certain to exercise, and (5) whether the underlying instrument is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. If any of these criteria were met, the lease was classified as a sales-type lease. If none of these criteria are met, the lease was classified as an operating lease.

Shipping revenue is recognized when control of the product is transferred to the customer. The related shipping and handling costs are included in the cost of revenue.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhancements to segment disclosures, even for entities with only one reportable segment. In particular, the standard will require disclosures of significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. The standard will also require disclosure of all other segment items by reportable segment and a description of its composition. Finally, the standard will require disclosure of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard is effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

3.
FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$52,551	$—	$—	$52,551
Total cash equivalents	52,551	—	—	52,551
Investments:
U.S. Treasury securities	—	170,572	—	170,572
U.S. Non-Treasury securities	—	7,100	—	7,100
Commercial paper	—	16,742	—	16,742
Corporate debt securities	—	110,380	—	110,380
Total investments	—	304,794	—	304,794
Total assets measured at fair value	$52,551	$304,794	$—	$357,345

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$22,646	$—	$—	$22,646
Corporate debt securities	—	1,550	—	1,550
U.S. Treasury securities	—	4,985	—	4,985
Total cash equivalents	22,646	6,535	—	29,181
Investments:
U.S. Treasury securities	—	225,180	—	225,180
U.S. Non-Treasury securities	—	11,901	—	11,901
Commercial paper	—	18,186	—	18,186
Corporate debt securities	—	85,316	—	85,316
Total investments	—	340,583	—	340,583
Total assets measured at fair value	$22,646	$347,118	$—	$369,764

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

The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	March 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$52,551	$—	$—	$52,551
Total cash equivalents	52,551	—	—	52,551
Investments:
U.S. Treasury securities	171,048	3	(479)	170,572
U.S. Non-Treasury securities	7,105	—	(5)	7,100
Commercial paper	16,743	9	(10)	16,742
Corporate debt securities	110,419	50	(89)	110,380
Total investments	305,315	62	(583)	304,794
Total assets measured at fair value	$357,866	$62	$(583)	$357,345

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$22,646	$—	$—	$22,646
Corporate debt securities	1,549	1	—	1,550
U.S. Treasury securities	4,984	1	—	4,985
Total cash equivalents	29,179	2	—	29,181
Investments:
U.S. Treasury securities	225,517	55	(392)	225,180
U.S. Non-Treasury securities	11,904	2	(5)	11,901
Commercial paper	18,166	26	(6)	18,186
Corporate debt securities	85,190	142	(16)	85,316
Total investments	340,777	225	(419)	340,583
Total assets measured at fair value	$369,956	$227	$(419)	$369,764

As of March 31, 2024 and December 31, 2023, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. As of March 31, 2024, approximately $7.9 million of the Company's investments have been in a continuous unrealized loss position for twelve months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of March 31, 2024, $50.6 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of each of March 31, 2024 and December 31, 2023, the Company recorded $1.3 million of accrued interest, related to its available-for-sale investments and is presented as other receivables on the condensed consolidated balance sheets.

4.
OTHER FINANCIAL STATEMENT INFORMATION

Inventory

Inventory consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$2,211	$2,118
Work-in-progress	94	163
Finished goods	3,504	2,210
Total inventory	$5,809	$4,491

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$28,571	$28,563
Computer equipment and software	862	868
Furniture and fixtures	678	672
Leasehold improvements	3,577	3,520
Construction-in-progress	1,435	1,109
Property and equipment	35,123	34,732
Less: accumulated depreciation and amortization	(13,948)	(12,539)
Total property and equipment, net	$21,175	$22,193

Depreciation and amortization expense related to property and equipment was $1.5 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$3,800	$6,123
Accrued professional services	545	242
Accrued taxes	516	501
Other	2,711	2,346
Total accrued expenses	$7,572	$9,212

5.
REVENUE AND DEFERRED REVENUE

Product revenue consists of instruments with embedded software essential to the instrument's functionality and consumables. Service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer. Related party revenue is comprised of both the sale of products and services performed for related parties, as further discussed in Note 10. Grant and other revenue consists of grant revenue from services performed specifically for the reimbursement of research-related expenses and other revenue which relates to shipping revenue and lease arrangements, as further discussed below.

Deferred revenue activities consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Deferred revenue, current and noncurrent, as of the beginning of period	$270	$133
Additions	158	614
Revenue recognized	(99)	(441)
Deferred revenue, current and noncurrent, as of the end of period	$329	$306

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2024, $1.6 million of revenue is expected to be recognized from the remaining performance obligations, of which 97% is expected to be recognized within twelve months.

Grant and Other Revenue

Since August 2019, the Company received total funding of $2.0 million from a Small Business Innovation Research grant award from the National Institutes of Health for its development of research applications. For the three months ended March 31, 2024 and 2023, the Company recognized no revenue and $0.3 million of grant revenue, respectively, with respect to the award.

For the three months ended March 31, 2024 and 2023, the Company recognized $21,000 and $40,000 of lease revenue from an operating lease, respectively.

6. CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

As of March 31, 2024, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.

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

7.
EQUITY INCENTIVE PLANS

As of March 31, 2024, there are 17,785,881 shares of Class A common stock reserved for issuance under the 2020 Equity Incentive Plan (the 2020 Plan), 3,426,810 shares of which are available for issuance in connection with grants of future awards.

Stock Options

Stock option activity for the three months ended March 31, 2024 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2023	11,945,032	$11.89
Options granted	2,745,937	1.78
Options exercised	—	—
Options forfeited	(653,920)	8.75
Balance at March 31, 2024	14,037,049	$10.06
Vested and exercisable, March 31, 2024	7,089,442	$8.82

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Market Condition Options

In February 2024, the Company granted options to purchase an aggregate of 1,896,901 shares of the Company’s Class A common stock to certain Company executives, with vesting subject to market conditions (Market Condition Options). The granted options are further divided into 1,032,901 shares granted to the Chief Executive Officer (the CEO Award) and 864,000 shares of executive awards. The Market Condition Options become eligible to vest if the average of the closing sales prices of a share of Class A common stock over a trailing twenty trading day period within seven years from the date of grant reaches a stock price of $5.31 per share (the Market Price Milestone) for the CEO Award and $3.54 per share (a Market Price Milestone) for the executive awards, respectively.

In February 2023, the Company granted Market Condition Options to purchase an aggregate of 1,794,000 shares of the Company’s Class A common stock to certain executive officers, with vesting subject to market conditions. These Market Condition Options become eligible to vest if the average of the closing sales prices of a share of Class A common stock over a trailing twenty trading day period within seven years from the date of grant reaches a stock price of $6.89 per share (also a Market Price Milestone).

Under each of the above Market Condition Options, if the Market Price Milestone is achieved, 25% of each Market Condition Option will vest upon certification of such achievement, subject to the recipient’s continued service through the Market Price Milestone achievement date, and an additional 25% of each Market Condition Option will then vest on each of the one-, two- or three-year anniversaries of the Market Price Milestone achievement date, respectively, subject to the recipient’s continued service through the applicable anniversary date. In the event of the Company’s change in control during the seven-year performance period, the performance period will be shortened, achievement of the Market Price Milestone will be assessed based on the per share value of consideration that stockholders receive in the transaction (the change in control price), and if the Market Price Milestone is achieved on that basis, each Market Condition Option will vest in full as of immediately prior to the change in control, subject to the recipient’s continued service as of immediately prior to the change in control.

Compensation expense is recognized using an accelerated attribution method based on the derived service periods for each of the Market Condition Options. Failure to meet the Market Price Milestone for an award does not result in reversal of previously recognized expense, so long as the service is provided for the duration of the respective derived service period.

The following assumptions were used to determine the grant date fair value of $1.16 to $1.27 and $2.80 to $3.02 for the 2024 and 2023 Market Condition Options, respectively:

	2024	2023
Risk-free interest rate	4.07%	3.94%
Expected volatility	84.80%	83.10%
Expected dividend yield	—	—
Strike price	$1.77	$4.59

For 2024 and 2023 Market Condition Options, the grant date fair value approximates $2.3 million and $5.2 million, respectively, and was determined using a lattice-binomial option-pricing model based on a Monte Carlo simulation.

For each of the three months ended March 31, 2024 and 2023, the Company recognized compensation expense of $0.5 million.

As of March 31, 2024, $2.2 million of unrecognized compensation cost related to unvested 2024 Market Condition Options is expected to be recognized as expense over a remaining weighted-average period of 2.8 years.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2024, $2.5 million of unrecognized compensation cost related to unvested 2023 Market Condition Options is expected to be recognized as expense over a remaining weighted-average period of 1.2 years.

Restricted Stock Awards

Certain stock options granted under the 2017 Equity Incentive Plan provide stock option holders the right to exercise unvested stock options in exchange for restricted shares of Class A common stock. The Company has also issued restricted shares of Class A common stock under the 2020 Plan to employees and directors. There were no shares and 1,023 shares of restricted stock that were unvested and subject to repurchase as of March 31, 2024 and December 31, 2023, respectively.

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	3,680,076	$7.49
Granted	2,372,358	1.77
Vested	(638,004)	11.46
Forfeited	(310,041)	4.26
Balance at March 31, 2024	5,104,389	$4.53

Employee Stock Purchase Plan

A total of 2,472,423 shares of Class A common stock are reserved for issuance under the employee stock purchase plan (ESPP) as of March 31, 2024. During the three months ended March 31, 2024, no shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$398	$328
Research and development	2,139	2,549
Selling, general and administrative	5,043	5,847
Total stock-based compensation	$7,580	$8,724

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company recorded $0.1 million and $2.0 million of incremental compensation expense during the three months ended March 31, 2024 and 2023. The total unrecognized incremental stock-based compensation associated with the option repricing is $1.0 million, which will be recognized over the next two years.

8.
LEASES

As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end in September 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of each of March 31, 2024 and December 31, 2023, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. In addition, the Company leases approximately 6,000 square feet of office space in San Diego, California under a lease that runs through September 2024.

The components of lease expense and supplemental information were as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,038	$1,038
Variable lease costs	174	161
Short-term lease costs	3	10
Total lease costs	$1,215	$1,209

Weighted-average remaining lease term (in years)	8.5	9.4
Weighted-average incremental borrowing rate	6.2%	6.2%

Variable lease costs primarily consist of common area maintenance.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$1,006	$980
Lease liability obtained in exchange for right-of-use assets	$—	$514

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2024, future minimum commitments under the Company’s non-cancelable facility operating leases are as follows:

Years ending December 31,	(in thousands)
2024 (remaining nine months)	$2,963
2025	3,846
2026	3,957
2027	4,072
2028	4,191
Thereafter	16,874
Total undiscounted future minimum lease payments	35,903
Present value adjustment for minimum lease commitments	(8,219)
Total operating lease liabilities	$27,684

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

9.
COMMITMENTS AND CONTINGENCIES

Purchase Commitments and Obligations

The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The Company also has certain contractual obligations for third-party technology used as part of the normal operations. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or are subject to change. These outstanding commitments amounted to $1.3 million and $6.3 million as of March 31, 2024 and December 31, 2023, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2024 and December 31, 2023, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

PrognomiQ constitutes a related party and, as of March 31, 2024 and December 31, 2023, the Company recorded $1.0 million and $0.6 million in related party receivables, respectively, on the condensed consolidated balance sheets mainly due from product sales. For the three months ended March 31, 2024 and 2023, the Company recognized revenue of $1.0 million, of which $0.8 million was from product sales, and $1.3 million, all of which was from product sales, respectively, from PrognomiQ and is presented as related party revenue on the unaudited condensed consolidated statements of operations and comprehensive loss.

During 2022, a member of the Company’s Board of Directors served as a board member and an executive officer at a company that is a customer of the Company. There was no revenue recognized for each of the three months ended March 31, 2024 and 2023. The Company has a contract for equipment leased to this customer that has been classified as a sales-type lease. As of each of March 31, 2024 and December 31, 2023, the lease receivables related to the sales-type lease are $0.2 million. The lease receivables are presented as prepaid expenses and other current assets on the condensed consolidated balance sheets.

11.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(20,679)	$(23,959)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	64,586,056	63,543,094
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.38)

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2024	2023
Class A common stock options issued and outstanding	14,037,049	12,346,910
Restricted common stock subject to future vesting	—	65,251
Restricted stock units	5,104,389	3,429,150
Total	19,141,438	15,841,311

12.
SUBSEQUENT EVENTS

On May 8, 2024, the Company implemented a reduction in force of approximately 10% of its workforce. The Company estimates that it will incur approximately $0.3 million of costs, consisting primarily of cash severance payments, which it expects to recognize in the second quarter of 2024.

On May 3, 2024, the Company’s Board of Directors approved a share repurchase program (Share Repurchase Program) under which the Company is authorized to purchase (in the aggregate) up to $25.0 million of its issued and outstanding Class A common stock. Under the Share Repurchase Program, shares may be repurchased from time to time in open market transactions at prevailing market prices (including through Rule 10b5-1 plans), privately negotiated transactions, a combination thereof, or through other transactions. The actual timing, number, manner, and value of shares repurchased under the Share Repurchase Program will depend on the market price of its common stock, trading volume, general market conditions and other corporate and economic considerations. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in Part I, Item 1 of this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors.”

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

We designed the SP100 automation instrument and have outsourced its manufacturing to Hamilton Company, a leading manufacturer of automated liquid handling workstations. We have entered into a non-exclusive agreement with Hamilton that covers the manufacturing of the SP100 automation instrument and its continued supply on a purchase order basis. The agreement has an initial term that expires three years following our commercial launch. We have the option to extend the term of the agreement with Hamilton upon written notice at the end of the initial term; provided that prices are only fixed during the initial term of the agreement. Hamilton has represented to us that it maintains ISO 9001 and ISO 13485 certifications.

During the three months ended March 31, 2024 and 2023, we incurred a net loss of $20.7 million and $24.0 million and used $10.5 million and $19.3 million of cash in operations, respectively. As of March 31, 2024, we had an accumulated deficit of $326.5 million, and cash, cash equivalents, and investments of $359.2 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future.

Our expenses may increase in connection with our ongoing activities, as we:

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

Cost of Revenue

We utilize third-party manufacturers for production of our SP100 instrument and we manufacture our NPs and assemble our assay kits internally. Cost of revenue consists primarily of costs of the components of the Proteograph Product Suite, including the SP100 instrument and consumables and distribution-related expenses such as logistics and shipping costs. In addition, cost of revenue includes employee compensation, such as stock-based compensation and employee benefits, allocated overhead, including depreciation, and charges related to inventory reserves.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation, and benefits for executive management, sales and marketing, customer support, finance, administrative, human resources, legal functions, allocated costs, including depreciation, professional service fees and other general overhead costs to support our operations.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and investments.

Results of Operations

Comparisons of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Product	$1,668	$2,343	$(675)	(29)%
Service	408	69	339	491%
Related party	954	1,306	(352)	(27)%
Grant and other	36	335	(299)	(89)%
Total revenue	3,066	4,053	(987)	(24)%
Cost of revenue:
Product	991	1,436	(445)	(31)%
Service	269	7	262	3743%
Related party	312	478	(166)	(35)%
Grant and other	133	64	69	108%
Total cost of revenue	1,705	1,985	(280)	(14)%
Gross profit	1,361	2,068	(707)	(34)%
Operating expenses:
Research and development	12,265	14,474	(2,209)	(15)%
Selling, general and administrative	14,288	15,039	(751)	(5)%
Total operating expenses	26,553	29,513	(2,960)	(10)%
Loss from operations	(25,192)	(27,445)	2,253	(8)%
Other income (expense):
Interest income	4,586	3,717	869	23%
Other expense	(73)	(231)	158	(68)%
Total other income	4,513	3,486	1,027	29%
Net loss	$(20,679)	$(23,959)	$3,280	(14)%

Revenue

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$3,066	$4,053	$(987)	(24)%

Revenue decreased by $1.0 million, or 24%, from $4.1 million during the three months ended March 31, 2023, to $3.1 million during the three months ended March 31, 2024, primarily due to decreased in product revenue. Revenue recognized primarily consisted of sales of the Proteograph SP100 instrument, consumable kits and service revenue, of which $1.0 million was attributed to related parties. In addition, revenue from our grant-funded activities related to our Small Business Innovation Research grant from the National Institutes of Health Grant decreased between the two periods by $0.3 million. The decrease was offset by an increase in service revenue of $0.5 million, of which $0.1 million was attributed to related parties.

Cost of Revenue

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$1,705	$1,985	$(280)	(14)%

Cost of revenue decreased by $0.3 million, or 14%, from $2.0 million during the three months ended March 31, 2023 to $1.7 million during the three months ended March 31, 2024, primarily due to an increase in service revenue and lower product revenue from fewer instrument sales, which have a higher cost of revenue, offset by increased overhead expenses, installation, training, warranty, and other costs of revenue. Cost of revenue consists of costs of the SP100 instrument, consumable kits, cost of services, and other related costs, including labor and overhead.

Research and Development

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$12,265	$14,474	$(2,209)	(15)%

Research and development expenses decreased by $2.2 million, or 15%, from $14.5 million during the three months ended March 31, 2023 to $12.3 million during the three months ended March 31, 2024. The decrease was primarily due to lower headcount which resulted in a decrease in employee compensation costs of $0.8 million, a $0.7 million decrease in laboratory expenses, a $0.4 million decrease in stock-based compensation, and a $0.2 million decrease in allocated costs.

Selling, General and Administrative

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Selling, general and administrative	$14,288	$15,039	$(751)	(5)%

Selling, general and administrative expenses decreased by $0.8 million, or 5%, from $15.0 million during the three months ended March 31, 2023 to $14.3 million during the three months ended March 31, 2024, primarily due to a $0.5 million decrease in employee compensation costs and a $0.8 million decrease in stock-based compensation. The decrease was offset by a $0.5 million increase in professional service expenses.

Total Other Income

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Total other income	$4,513	$3,486	$1,027	29%

Total other income increased by $1.0 million, or 29%, from $3.5 million during the three months ended March 31, 2023 to $4.5 million during the three months ended March 31, 2024. The increase was due to higher rates of interest earned on cash invested in money market funds, U.S. Treasury securities, commercial paper, corporate securities and government agency debt in 2024.

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

We enter into agreements as part of the normal course of business with various vendors, which are generally cancellable without material penalty upon written notice. Payments associated with these agreements are not included in this discussion of contractual obligations.

Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California and office space in San Diego, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of each of March 31, 2024 and December 31, 2023, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. We lease approximately 6,000 square feet of office space in San Diego, California that runs through September 2024.

We have certain purchase commitments related to our inventory management with certain manufacturing suppliers wherein we are required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The Company also has certain contractual obligations for third-party technology used as part of its normal operations. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $1.3 million as of March 31, 2024.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(10,456)	$(19,331)
Net cash provided by investing activities	32,355	14,479
Net cash provided by financing activities	—	30
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,899	$(4,822)

Operating Activities

During the three months ended March 31, 2024, cash used in operating activities was $10.5 million, attributable to a net loss of $20.7 million and a net change in our net operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $11.5 million. Non-cash charges primarily consisted of stock-based compensation of $7.6 million, $1.5 million of depreciation and amortization, offset by $2.4 million of net amortization of premium on available-for-sale securities. The change in our net operating assets and liabilities was primarily due to an increase in inventory levels of $1.0 million and a decrease of accrued liabilities and other liabilities of $1.9 million, which was partially offset by an increase in accounts payable of $1.4 million and an increase in deferred revenue of $0.1 million.

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

Investing Activities

During the three months ended March 31, 2024, cash provided by investing activities was $32.4 million, which related to the proceeds from maturities of available-for-sale securities of $134.4 million. This was offset by the purchases of available-for-sale securities of $101.2 million and purchases of property and equipment, primarily for laboratory equipment, of $0.8 million.

During the three months ended March 31, 2023, cash provided by investing activities was $14.5 million, which was attributable to the proceeds from maturities of available-for-sale securities of $146.1 million and proceeds from sale of available-for-sale securities of $3.0 million. This was offset by $134.5 million related to purchases of available-for-sale securities.

Financing Activities

During the three months ended March 31, 2024, there were no cash flows from financing activities.

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

While our significant accounting policies are described in the notes to our unaudited condensed consolidated financial statements, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

In determining whether a transaction should be classified as a sales-type or operating lease, the Company considered the following criteria at lease commencement: (1) whether title of the instrument transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased instrument, (3) whether the lease term is for the major part of the remaining economic life of the leased instrument, (4) whether the lease grants the lessee an option to purchase the leased instrument that the lessee is reasonably certain to exercise, and (5) whether the underlying instrument is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. If any of these criteria were met, the lease was classified as a sales-type lease. If none of these criteria are met, the lease was classified as an operating lease.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
health epidemics could adversely impact our business and operations;
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

We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $20.7 million and $24.0 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $326.5 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite, including sales and marketing, manufacturing and operations costs, and research and development efforts for products and services. These efforts may prove more costly than we currently anticipate. While we have generated product and service revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

We have a limited operating history, which may make it difficult to evaluate our current business and the prospects for our future viability, and to predict our future performance.

We are in the early stages of commercialization of the Proteograph Product Suite. Our operations to date have been primarily focused on developing our technology, products and services. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products and services.

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
•
our ability to offer high-quality services, including customer service;
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

The market for proteomics and genomics technologies and products is evolving, making it difficult to predict with any accuracy the size of the markets for our current and future products, including the Proteograph Product Suite. Our estimates of the total addressable market for our current and future products are based on a number of internal and third-party estimates and assumptions. In particular, our estimates are based on our expectations that researchers in the market for certain life sciences research tools and technologies will view our products as competitive alternatives to, or better options than, existing tools and technologies. We also expect researchers will recognize the ability of our products to complement, enhance and enable new applications of their current tools and technologies. We expect them to recognize the value proposition offered by our products, enough to purchase our products in addition to the tools and technologies they already own. Underlying each of these expectations are a number of estimates and assumptions that may be incorrect, including the assumptions that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products and that researchers have sufficient samples and an unmet need for performing proteomics studies at scale across thousands of samples. In addition, sales of new products and services into new market opportunities may take years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. New life sciences technology may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new markets and new products and services are even more difficult to predict. Our product is an innovative new product, and while we draw comparisons between the evolution and growth of the genomics and proteomics markets, the proteomics market may develop more slowly or differently. In addition, the Proteograph Product Suite may not impact the field of proteomics in the same manner or degree, or within the same time frame, that NGS technologies have impacted the field of genomics, or at all. While we believe our assumptions and the data underlying our estimates of the total addressable market for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the total addressable market for our products may be incorrect.

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

Health epidemics could adversely impact our business and operations.

Our ability to drive the adoption of the Proteograph Product Suite, including our instruments and associated consumables by academic, research and commercial customers depends on our ability to visit customer sites, the ability of our customers to access laboratories, and the ability to install and train on the Proteograph Product Suite and conduct research in light of any health epidemic. These considerations are impacted by factors beyond our control, such as:

•
reductions in capacity or shutdowns of laboratories and other institutions as well as reduced or delayed spending on instruments and consumables as a result of shutdowns and delays;
•
decreases in government funding of research and development; and
•
changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research, changes that have the effect of increasing the length of the funding process or the impact of any health epidemic on our customers and potential customers and their funding sources.

The future impact of any health epidemic is highly uncertain and subject to sudden change, including changes in FDA and other regulatory policies that can materially impact our business or that of our customers and partners. This impact could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, such as the manufacturer of our SP100 automation instrument, Hamilton Company, and could worsen over time. Any of these occurrences, and any new epidemics, could significantly harm our business, results of operations and financial condition.

Unfavorable U.S. or global economic conditions could adversely affect our ability to raise capital and our business, results of operations and financial condition.

Volatility and disruptions in the capital and credit markets could have an adverse effect on our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the Proteograph Product Suite and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy, rising inflation, rising interest rates, or bank failures could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations, financial condition, and cause the stock price of our Class A common stock to decline.

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

Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Omid Farokhzad, one of our founders and our Chief Executive Officer, and David Horn, our President and Chief Financial Officer, are critical to our vision, strategic direction, product development and commercialization efforts.

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

We have previously announced reductions in force impacting a number of our full-time employees and may announce additional reductions in force from time to time. In addition, we are taking measures to reduce our non-personnel expenses. These measures are part of our broader strategic effort to realign our expense base with our revenue growth as we continue to build the market and drive customer adoption of the Proteograph. The reduction in force and our other restructuring and cost-saving activities may yield unintended consequences and costs and we may not achieve the anticipated benefits of these measures. For example, the reduction in workforce could make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. We also may be required to take additional cost-saving measures in the future, including those involving personnel, and we may incur severance and other related costs. If we are unable to realize the anticipated benefits from the reduction in force and our other cost-saving measures, or if we experience significant adverse consequences from these measures, our business, financial condition, and results of operations may be materially adversely affected.

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

We are in the early stages of our commercialization plan and our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomiQ. For the three months ended March 31, 2024 and 2023, PrognomiQ, accounted for 31% and 32% of our revenue, respectively. If one or more customers, including PrognomiQ, terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 10 - Related Party Transactions to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomiQ.

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

We face potential risks related to using, handling, storing, importing, exporting, and transferring biological samples, hazardous materials and substances or chemicals such as reagents in commercial products; the collection, reuse and recycling of waste from products we manufacture and services we provide; and compliance with environmental health and safety regulations.

At our facilities in Redwood City, including our Biohazards Safety Level 2 laboratory, we leverage unit operations to formulate and manufacture our NPs, assemble our consumables, conduct assays and perform mass spectrometer analyses. As we increase the commercial scale, formulation and manufacture of our products using, handling, storing, importing, exporting, and transferring biological samples, hazardous materials and substances or chemicals such as reagents, or if we are unable to repeatably produce our products or perform our services, in compliance with applicable health and safety, and environmental laws, rules and regulations, our operations, including our sales, could be negatively affected. In addition, if we encounter issues in packaging and labelling our consumables, complying with regulations relating to laboratory safety, safety data sheets, handling human samples such as inactive COVID-19 samples, using certain hazardous substances or chemicals such as reagents in commercial products, collecting, reusing and recycling of waste from products we manufacture, or complying with environmental health and safety regulations, our business could be adversely impacted.

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
•
export requirements and import or trade restrictions, including, without limitation, with respect to biological samples, and trade retaliation laws;
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

We cannot assure you that our products will compete favorably or that we will be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors, companies entering our markets or developed by our customers internally. In addition, we cannot assure you that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours or that are able to run comparable experiments at a lower total experiment cost. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

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

In August 2020, we transferred certain assets to PrognomiQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. As of March 31, 2024, we held approximately 15% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:

•
PrognomiQ may be unable to successfully develop viable testing products;
•
PrognomiQ’s business may not help demonstrate the value of the Proteograph;
•
an inability to reach agreement with PrognomiQ on future commercial arrangements;
•
although PrognomiQ accounted for 31% of our revenue during three months ended March 31, 2024 , it may not continue to be a meaningful customer of ours;
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

Our products are labeled, promoted, sold as research use only (RUO) products, primarily to academic and research institutions and research companies, and are not designed or intended to be used for diagnostic procedures, clinical diagnostic tests or as medical devices. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to U.S. Food and Drug Administration (FDA) regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.

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

Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. In April 2024, the FDA released its final rule to regulate LDTs, which may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business. Changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our products, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, privacy and security laws, Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.

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

We or our licensor have been, and may be, subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, on December 28, 2023, Giulio Caracciolo (Caracciolo) and Dipartimento di Medicina Molecolare Sapienza Universita di Roma filed a lawsuit against us, The Brigham and Women’s Hospital, Inc. (BWH), and other inventors in the United States District Court for the Northern District of California (Case No. 4:23-cv-06643). The complaint alleges, among other things, that Caracciolo was wrongfully excluded as an inventor on certain patents that we have exclusively licensed from BWH. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Moreover, we or our licensor may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products. In addition, counterparties to our consulting, sponsored research, software development and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. In particular, certain software development agreements pursuant to which certain third parties have developed parts of our proprietary software may not include provisions that expressly assign to us ownership of all intellectual property developed for us by such third parties. Furthermore, certain of our sponsored research agreements pursuant to which we provide certain research services for third parties do not assign to us all intellectual property developed under such agreements. As such, we may not have the right to use all such developed intellectual property under such agreements, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain such licenses and such licenses are necessary for the development, manufacture and commercialization of our products and technologies, we may need to cease the development, manufacture and commercialization of our products and technologies.

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

We are, and may in the future become, a party to license agreements that grant us rights to use certain intellectual property, including patents and patent applications, typically in certain specified fields of use. Currently, we rely on an in-license from BWH, for patents, for example, relating to methods of using nanoparticles to measure the proteome, including the methods used in the Proteograph Product Suite and may in the future rely on licenses from other third parties with respect to our products, including the Proteograph Product Suite, or other technology. Our rights to use licensed technology in our business are subject to the continuation of and compliance with the terms of the BWH license and any licenses we may enter into in the future. Some of these licensed rights provide us with freedom to operate for aspects of our products and technologies. As a result, any termination of this license could result in the loss of significant rights and could harm our ability to develop, manufacture and commercialize our products, including the Proteograph Product Suite. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. For instance, under our license agreement with BWH, we currently in-license a patent family which includes methods used in the Proteograph Product Suite and related services, and to the extent any additional intellectual property developed by BWH that are not included in such licensed patent families are necessary or useful for the Proteograph Product Suite or any other product, services or technology, we would need to negotiate for additional licenses to such additional intellectual property. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operation or prospects.

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

To maintain the listing of our Class A common stock on the Nasdaq Global Select Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10.0 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) of at least $15.0 million and a total market value of listed securities of at least $50.0 million.

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

Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of May 6, 2024, the holders of our Class B common stock hold in the aggregate 39.9 % of the voting power of our capital stock, which may increase from time to time, including as a result of our Share Repurchase Program.

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

There can be no assurance that we will repurchase shares of our Class A common stock or that we will repurchase shares at favorable prices.

In May 2024, our Board of Directors approved a share repurchase program (the Share Repurchase Program) pursuant to which we are authorized to repurchase up to $25.0 million of our Class A common stock from time to time through open market transactions. The amount and timing of our share repurchases, if any, are subject to the availability of capital and our determination that the share repurchases are in the best interest of the Company and our stockholders. Our Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

Our ability to make share repurchases, if any, will depend upon market conditions, cash balances and future capital requirements, results of operations, financial condition, compliance with applicable legal requirements and other factors that we may deem relevant and which may be beyond our control. In addition, we can provide no assurance that we will repurchase stock at favorable prices, if at all. As a result, there can be no guarantee around the timing of our share repurchases. Any failure to repurchase stock after we have announced our intention to do so, a reduction in the frequency of repurchases, or the completion of our Share Repurchase Program could have a negative effect on our reputation, investor confidence in us and our stock price.

The existence of our Share Repurchase Program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our Class A common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program.

Repurchasing our Class A common stock reduces the amount of cash we have available, and we may fail to realize the anticipated long-term stockholder value of any share repurchase program.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	Outside Director Compensation Policy (as amended on February 28, 2024).				*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

SEER, INC.

Date: May 8, 2024	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ David R. Horn
David R. Horn
President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)