Form 10-Q
period 2024-06-30
Seer, Inc.
filed 2024-08-08
CIK 1726445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 6, 2024, the registrant had 57,384,174 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 of Class B common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SEER, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,947	$32,499
Short-term investments	251,506	283,725
Accounts receivable, net	3,145	4,831
Related party receivables	594	559
Other receivables	1,962	1,326
Inventory	7,581	4,491
Prepaid expenses and other current assets	2,954	3,082
Total current assets	299,689	330,513
Long-term investments	61,188	56,858
Operating lease right-of-use assets	23,956	25,177
Property and equipment, net	20,436	22,193
Restricted cash	524	524
Other assets	818	1,004
Total assets	$406,611	$436,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,628	$1,370
Accrued expenses	9,815	9,212
Deferred revenue	189	206
Operating lease liabilities, current	2,265	2,295
Other current liabilities	140	139
Total current liabilities	17,037	13,222
Operating lease liabilities, net of current portion	24,831	25,964
Other noncurrent liabilities	44	179
Total liabilities	41,912	39,365
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of June 30, 2024 and December 31, 2023; zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 59,180,625 and 60,253,707 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 4,044,969 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	714,626	702,868
Accumulated other comprehensive loss	(626)	(192)
Accumulated deficit	(349,302)	(305,773)
Total stockholders’ equity	364,699	396,904
Total liabilities and stockholders’ equity	$406,611	$436,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product	$1,761	$1,645	$3,429	$3,988
Service	682	467	1,090	536
Related party	583	1,358	1,537	2,664
Grant and other	46	538	82	873
Total revenue	3,072	4,008	6,138	8,061
Cost of revenue:
Product	701	1,118	1,692	2,554
Service	362	193	631	200
Related party	156	352	468	830
Grant and other	122	64	255	128
Total cost of revenue	1,341	1,727	3,046	3,712
Gross profit	1,731	2,281	3,092	4,349
Operating expenses:
Research and development	12,734	14,148	24,999	28,622
Selling, general and administrative	16,093	16,074	30,381	31,113
Total operating expenses	28,827	30,222	55,380	59,735
Loss from operations	(27,096)	(27,941)	(52,288)	(55,386)
Other income (expense):
Interest income	4,433	4,560	9,019	8,277
Other expense	(187)	(50)	(260)	(281)
Total other income	4,246	4,510	8,759	7,996
Net loss	$(22,850)	$(23,431)	$(43,529)	$(47,390)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(105)	(1,439)	(434)	(281)
Comprehensive loss	$(22,955)	$(24,870)	$(43,963)	$(47,671)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.37)	$(0.67)	$(0.74)
Weighted-average common shares outstanding, basic and diluted	64,576,399	63,762,625	64,581,228	63,654,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2023	64,298,676	$1	$702,868	$(305,773)	$(192)	$396,904
Issuance of Class A common stock from release of restricted stock units	638,004	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	4	—	—	4
Stock-based compensation	—	—	7,655	—	—	7,655
Other comprehensive loss	—	—	—	—	(329)	(329)
Net loss	—	—	—	(20,679)	—	(20,679)
Balance at March 31, 2024	64,936,680	$1	$710,527	$(326,452)	$(521)	$383,555
Issuance of Class A common stock from release of restricted stock units	200,944	—	—	—	—	—
Issuance of Class A common stock in connection with employee stock purchase plan	117,399	—	147	—	—	147
Repurchases of Class A common stock under share repurchase program	(2,029,429)	—	(3,747)	—	—	(3,747)
Stock-based compensation	—	—	7,699	—	—	7,699
Other comprehensive loss	—	—	—	—	(105)	(105)
Net loss	—	—	—	(22,850)	—	(22,850)
Balance at June 30, 2024	63,225,594	$1	$714,626	$(349,302)	$(626)	$364,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2022	63,411,046	$1	$667,739	$(219,496)	$(1,251)	$446,993
Issuance of Class A common stock from exercise of options and release of restricted stock units	328,273	—	30	—	—	30
Vesting of early exercised stock options and restricted common stock	—	—	43	—	—	43
Stock-based compensation	—	—	8,724	—	—	8,724
Other comprehensive gain	—	—	—	—	1,158	1,158
Net loss	—	—	—	(23,959)	—	(23,959)
Balance at March 31, 2023	63,739,319	$1	$676,536	$(243,455)	$(93)	$432,989
Issuance of Class A common stock from exercise of options and release of restricted stock units	121,784	—	20	—	—	20
Issuance of Class A common stock in connection with employee stock purchase plan	68,495	—	192	—	—	192
Vesting of early exercised stock options and restricted common stock	—	—	37	—	—	37
Stock-based compensation	—	—	9,752	—	—	9,752
Other comprehensive loss	—	—	—	—	(1,439)	(1,439)
Net loss	—	—	—	(23,431)	—	(23,431)
Balance at June 30, 2023	63,929,598	$1	$686,537	$(266,886)	$(1,532)	$418,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(43,529)	$(47,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,245	18,476
Depreciation and amortization	2,996	2,553
Loss on disposal of property and equipment	249	255
Net amortization (accretion) of premium (discount) on available-for-sale securities	1,954	(5,391)
Provision for inventory excess and obsolescence	62	300
Non-cash operating lease expense	58	111
Changes in operating assets and liabilities:
Accounts receivable, net	1,015	719
Prepaid expenses and other assets	314	(1,654)
Inventory	(2,793)	(2,147)
Accounts payable	3,413	(101)
Deferred revenue	(17)	122
Accrued liabilities and other liabilities	508	(317)
Net cash used in operating activities	(20,525)	(34,464)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,928)	(1,269)
Purchases of available-for-sale securities	(168,524)	(269,870)
Proceeds from sale of available-for-sale securities	—	2,990
Proceeds from maturities of available-for-sale securities	194,025	305,567
Net cash provided by investing activities	23,573	37,418
FINANCING ACTIVITIES
Proceeds from exercise of Class A common stock options	—	50
Repurchases of Class A common stock under share repurchase program	(3,747)	—
Proceeds from issuance of Class A common stock in connection with employee stock purchase plan	147	192
Net cash (used in) provided by financing activities	(3,600)	242
Net (decrease) increase in cash, cash equivalents and restricted cash	(552)	3,196
Cash, cash equivalents and restricted cash, beginning of period	33,023	53,732
Cash, cash equivalents and restricted cash, end of period	$32,471	$56,928

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Capitalized stock-based compensation related to internal-use software development	$109	$—
Property and equipment purchases included in accounts payable and accrued expenses	$224	$3,398
Inventory transferred to property and equipment	$—	$1,211
Property and equipment transferred to inventory	$359	$—

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

Liquidity

As of June 30, 2024, the Company has incurred significant losses and has had negative cash flows from operations. As of June 30, 2024, the Company had cash and cash equivalents and short-term investments of $283.5 million and an accumulated deficit of $349.3 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of June 30, 2024 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

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

For the three and six months ended June 30, 2024, the Company recognized revenue from a related party that represented 19% and 25%, respectively, of the Company’s total revenue. For the three and six months ended June 30, 2023, the Company recognized revenue from this same related party that represented 34% and 33%, respectively, of the Company's total revenue.

For the three and six months ended June 30, 2024, 55% and 34%, respectively, of the Company's total revenue was generated outside of the United States, from countries in Asia and Europe. For the three and six months ended June 30, 2023, 17% and 20%, respectively, of the Company's total revenue was generated outside of the United States, from countries in Asia and Europe.

As of June 30, 2024, there were three customers which represented 17%, 16% and 13% of the Company's total accounts receivable balance, including related party receivables. As of December 31, 2023, there were two customers which represented 14% and 10% of the Company's total accounts receivable balance, including related party receivables.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2024 and December 31, 2023, all amounts recorded as cash and cash equivalents consist of cash, money market funds, corporate debt securities and U.S. Treasury securities and are stated at fair value.

Restricted cash as of June 30, 2024 and December 31, 2023 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the total amount presented in the unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$31,947	$56,404
Restricted cash	524	524
Total cash, cash equivalents and restricted cash	$32,471	$56,928

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Investments

The Company has designated all investments, which includes U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities as available-for-sale, and therefore, such investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive loss. The cost of available-for-sale securities is adjusted for the amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion are included in other income (expense) on the unaudited condensed consolidated statements of operations and comprehensive loss. Realized gains and losses and interest income on available-for-sale securities are also included in other income (expense). The cost of securities sold is based on the specific identification method. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation at each balance sheet date. As of June 30, 2024, the Company classifies its available-for-sale securities as short-term investments or long-term investments based on the remaining contractual maturity of the securities.

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

Accounts Receivable, Net

Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Balances are written off when they are ultimately determined to be uncollectible. The Company recorded a $4,000 allowance for credit losses related to accounts receivable as of each of June 30, 2024 and December 31, 2023.

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company elected to not separate non-lease components from the associated lease components and to not recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Variable lease payments are primarily related to common area maintenance and are recognized as lease costs when incurred.

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

Repurchases of Class A Common Stock

On May 3, 2024, the Company’s Board of Directors approved a share repurchase program (the Share Repurchase Program) under which the Company is authorized to purchase (in the aggregate) up to $25.0 million of its issued and outstanding Class A common stock. Under the Share Repurchase Program, shares may be repurchased from time to time in open market transactions at prevailing market prices (including through Rule 10b5-1 plans), privately negotiated transactions, a combination thereof, or through other transactions. The actual timing, number, manner, and value of shares repurchased under the Share Repurchase Program will depend on the market price of its common stock, trading volume, general market conditions and other corporate and economic considerations. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company records the share repurchase at cost based on the settlement date of the transaction. The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The par value of the shares retired is charged against Class A common stock and the remaining purchase price is charged to additional paid-in capital. The total cost of the broker commissions is charged directly to additional paid-in capital.

The U.S. recently enacted the Inflation Reduction Act of 2022, which, among other changes, implements a 1% excise tax on certain stock buybacks, which would generally apply to net repurchases of stock by U.S. corporations. The Company is currently evaluating the impact of the new excise tax and does not anticipate it will have a material impact on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024.

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

3.
FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$31,064	$—	$—	$31,064
Total cash equivalents	31,064	—	—	31,064
Investments:
U.S. Treasury securities	—	155,073	—	155,073
U.S. Non-Treasury securities	—	7,096	—	7,096
Commercial paper	—	29,547	—	29,547
Corporate debt securities	—	120,978	—	120,978
Total investments	—	312,694	—	312,694
Total assets measured at fair value	$31,064	$312,694	$—	$343,758

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$22,646	$—	$—	$22,646
Corporate debt securities	—	1,550	—	1,550
U.S. Treasury securities	—	4,985	—	4,985
Total cash equivalents	22,646	6,535	—	29,181
Investments:
U.S. Treasury securities	—	225,180	—	225,180
U.S. Non-Treasury securities	—	11,901	—	11,901
Commercial paper	—	18,186	—	18,186
Corporate debt securities	—	85,316	—	85,316
Total investments	—	340,583	—	340,583
Total assets measured at fair value	$22,646	$347,118	$—	$369,764

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	June 30, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$31,064	$—	$—	$31,064
Total cash equivalents	31,064	—	—	31,064
Investments:
U.S. Treasury securities	155,544	—	(471)	155,073
U.S. Non-Treasury securities	7,102	—	(6)	7,096
Commercial paper	29,563	2	(18)	29,547
Corporate debt securities	121,111	25	(158)	120,978
Total investments	313,320	27	(653)	312,694
Total assets measured at fair value	$344,384	$27	$(653)	$343,758

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$22,646	$—	$—	$22,646
Corporate debt securities	1,549	1	—	1,550
U.S. Treasury securities	4,984	1	—	4,985
Total cash equivalents	29,179	2	—	29,181
Investments:
U.S. Treasury securities	225,517	55	(392)	225,180
U.S. Non-Treasury securities	11,904	2	(5)	11,901
Commercial paper	18,166	26	(6)	18,186
Corporate debt securities	85,190	142	(16)	85,316
Total investments	340,777	225	(419)	340,583
Total assets measured at fair value	$369,956	$227	$(419)	$369,764

As of June 30, 2024 and December 31, 2023, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. As of June 30, 2024, approximately $51.7 million of the Company's investments have been in a continuous unrealized loss position for twelve months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of June 30, 2024, $61.2 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of June 30, 2024 and December 31, 2023, the Company recorded $2.0 million and $1.3 million, respectively, of accrued interest related to its available-for-sale investments and is presented as other receivables on the condensed consolidated balance sheets.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

4.
OTHER FINANCIAL STATEMENT INFORMATION

Inventory

Inventory consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$2,775	$2,118
Work-in-progress	96	163
Finished goods	4,710	2,210
Total inventory	$7,581	$4,491

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$29,016	$28,563
Computer equipment and software	862	868
Furniture and fixtures	678	672
Leasehold improvements	3,577	3,520
Construction-in-progress	1,752	1,109
Property and equipment	35,885	34,732
Less: accumulated depreciation and amortization	(15,449)	(12,539)
Total property and equipment, net	$20,436	$22,193

Depreciation and amortization expense related to property and equipment was $1.5 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense related to property and equipment was $3.0 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$4,207	$6,123
Accrued professional services	2,306	242
Accrued taxes	156	501
Other	3,146	2,346
Total accrued expenses	$9,815	$9,212

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Deferred revenue activities consist of the following (in thousands):

	Six Months Ended June 30,
	2024	2023
Deferred revenue, current and noncurrent, as of the beginning of period	$270	$133
Additions	244	648
Revenue recognized	(282)	(495)
Deferred revenue, current and noncurrent, as of the end of period	$232	$286

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2024, $0.2 million of revenue is expected to be recognized from the remaining performance obligations, of which 87% is expected to be recognized within twelve months.

Grant and Other Revenue

Since August 2019, the Company received total funding of $2.0 million from a Small Business Innovation Research grant award from the National Institutes of Health for its development of research applications. For each of the three and six months ended June 30, 2024, the Company recognized no grant revenue, with respect to the award. For the three and six months ended June 30, 2023, the Company recognized $0.5 million and $0.8 million of grant revenue, respectively, with respect to the award.

6. CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2024, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.

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

Share Repurchase Program

The following is a summary of share repurchase activity under the Share Repurchase Program for the period indicated (in thousands except per share data):

Three months ended June 30, 2024
Number of shares repurchased	2,029,429
Total cost	$3,747
Average per share cost	$1.84

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2024, up to approximately $21.3 million of Class A common stock could be repurchased under the Share Repurchase Program.

7.
EQUITY INCENTIVE PLANS

As of June 30, 2024, there are 17,785,881 shares of Class A common stock reserved for issuance under the 2020 Equity Incentive Plan (the 2020 Plan), 3,075,477 shares of which are available for issuance in connection with grants of future awards.

Stock Options

Stock option activity for the six months ended June 30, 2024 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2023	11,945,032	$11.89
Options granted	3,094,537	1.79
Options forfeited	(874,115)	8.57
Balance at June 30, 2024	14,165,454	$9.89
Vested and exercisable, June 30, 2024	7,687,908	$8.74

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

For the three and six months ended June 30, 2024, the Company recognized compensation expense of $0.6 million and $1.1 million, respectively. For the three and six months ended June 30, 2023, the Company recognized compensation expense of $1.0 million and $1.4 million, respectively.

As of June 30, 2024, $1.9 million of unrecognized compensation cost related to unvested 2024 Market Condition Options is expected to be recognized as expense over a remaining weighted-average period of 2.7 years.

As of June 30, 2024, $1.4 million of unrecognized compensation cost related to unvested 2023 Market Condition Options is expected to be recognized as expense over a remaining weighted-average period of 1.6 years.

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	3,680,076	$7.49
Granted	2,813,076	1.79
Vested	(838,948)	9.97
Forfeited	(527,831)	4.13
Balance at June 30, 2024	5,126,373	$4.30

Employee Stock Purchase Plan

A total of 2,355,024 shares of Class A common stock are reserved for issuance under the employee stock purchase plan (ESPP) as of June 30, 2024. During the six months ended June 30, 2024, 117,399 shares of Class A common stock were issued under the ESPP.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation

The following table summarizes the components of stock-based compensation recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$389	$406	$787	$735
Research and development	2,115	2,733	4,254	5,281
Selling, general and administrative	5,161	6,613	10,204	12,460
Total stock-based compensation	$7,665	$9,752	$15,245	$18,476

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

The Company recorded $0.2 million and $0.3 million of incremental compensation expense during the three and six months ended June 30, 2024, respectively. The Company recorded $0.2 million and $0.4 million of incremental compensation expense during the three and six months ended June 30, 2023, respectively. The total unrecognized incremental stock-based compensation associated with the option repricing is $0.8 million, which will be recognized over the next two years.

8.
LEASES

As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end in September 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of each of June 30, 2024 and December 31, 2023, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. In addition, the Company leases approximately 6,000 square feet of office space in San Diego, California under a lease that runs through September 2024.

The components of lease expense and supplemental information were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,038	$1,038	$2,076	$2,076
Variable lease costs	289	(138)	463	23
Short-term lease costs	9	10	12	20
Total lease costs	$1,336	$910	$2,551	$2,119

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2024	2023
Weighted-average remaining lease term (in years)	8.2	9.1
Weighted-average incremental borrowing rate	6.2%	6.2%

Variable lease costs primarily consist of common area maintenance.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$2,018	$1,965
Lease liability obtained in exchange for right-of-use assets	$—	$514

As of June 30, 2024, future minimum commitments under the Company’s non-cancelable facility operating leases are as follows (in thousands):

Years ending December 31,
2024 (remaining six months)	$1,952
2025	3,846
2026	3,957
2027	4,072
2028	4,191
Thereafter	16,874
Total undiscounted future minimum lease payments	34,892
Present value adjustment for minimum lease commitments	(7,796)
Total operating lease liabilities	$27,096

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

9.
COMMITMENTS AND CONTINGENCIES

Purchase Commitments and Obligations

The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The Company also has certain contractual obligations for third-party technology used as part of the normal operations. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or are subject to change. These outstanding commitments amounted to $0.9 million and $6.3 million as of June 30, 2024 and December 31, 2023, respectively.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2024 and December 31, 2023, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Contingencies

The Company may, from time to time, be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2024, the Company had accrued legal contingencies of $1.3 million, recorded within accrued expenses in the unaudited condensed consolidated balance sheets. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceedings will result in a judgment or settlement that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

PrognomiQ constitutes a related party and, as of each of June 30, 2024 and December 31, 2023, the Company recorded $0.6 million in related party receivables, on the condensed consolidated balance sheets mainly due from product sales. For the three and six months ended June 30, 2024, the Company recognized revenue of $0.6 million and $1.5 million, respectively, of which $0.4 million and $1.2 million, respectively, were from product sales. This is presented as related party revenue on the unaudited condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2023, the Company recognized revenue of $1.4 million and $2.7 million, respectively, which is presented as related party revenue on the unaudited condensed consolidated statements of operations and comprehensive loss and is comprised of the sale of instruments and consumables.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

During 2022, a member of the Company’s Board of Directors served as a board member and an executive officer at a company that is a customer of the Company. There was no revenue recognized for each of the three and six months ended June 30, 2024 and 2023. The Company has a contract for equipment leased to this customer that has been classified as a sales-type lease. As of each of June 30, 2024 and December 31, 2023, the lease receivables related to the sales-type lease are $0.2 million. The lease receivables are presented as prepaid expenses and other current assets on the condensed consolidated balance sheets.

11.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(22,850)	$(23,431)	$(43,529)	$(47,390)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	64,576,399	63,762,625	64,581,228	63,654,348
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.37)	$(0.67)	$(0.74)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2024	2023
Class A common stock options issued and outstanding	14,165,454	13,290,512
Restricted common stock subject to future vesting	—	52,182
Restricted stock units	5,126,373	3,655,039
Total	19,291,827	16,997,733

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

Our ability to generate product and service revenue sufficient to achieve profitability, if ever, will depend on the successful commercialization of the Proteograph Product Suite and related products and services. We are commercializing the Proteograph Product Suite as an integrated solution comprised of consumables, our SP100 automation instrument and software. Our commercial strategy is focused on growing adoption by the research community of the Proteograph, expanding the installed base and increasing utilization to generate revenue from the purchase of Proteograph consumables. We expect a highly efficient sales model because our workflow integrates with most existing proteomics laboratories’ workflows and also complements large-scale genomics research. We are focused on removing barriers to access to the Proteograph, including through our service offering.

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

During the six months ended June 30, 2024 and 2023, we incurred a net loss of $43.5 million and $47.4 million and used $20.5 million and $34.5 million of cash in operations, respectively. As of June 30, 2024, we had an accumulated deficit of $349.3 million, and cash, cash equivalents, and investments of $344.6 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future.

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

Components of Results of Operations

Revenue

Our product revenue consists of an instrument with embedded software essential to the instrument’s functionality and consumables. Our service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer. Our related party revenue is comprised of both product sales and services performed for related parties. Our grant and other revenue consists of research-related grants, lease arrangements, and shipping revenue. Our revenue is primarily generated domestically. We intend to focus our commercial efforts in the United States and expect to grow our international presence.

Cost of Revenue

We utilize third-party manufacturers for production of our SP100 instrument and we manufacture our NPs and assemble our assay kits internally. Cost of revenue consists primarily of costs of the components of the Proteograph Product Suite, including the SP100 instrument and consumables, costs of services related to the generation and analysis of proteomic data on behalf of our customers, and distribution-related expenses such as logistics and shipping costs. In addition, cost of revenue includes employee compensation, such as stock-based compensation and employee benefits, allocated overhead, including depreciation, and charges related to inventory reserves.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash, cash equivalents and investments, asset disposals, and realized and unrealized gains and losses on foreign currency transactions.

Results of Operations

Comparisons of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three months ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Product	$1,761	$1,645	$116	7%
Service	682	467	215	46%
Related party	583	1,358	(775)	(57)%
Grant and other	46	538	(492)	(91)%
Total revenue	3,072	4,008	(936)	(23)%
Cost of revenue:
Product	701	1,118	(417)	(37)%
Service	362	193	169	88%
Related party	156	352	(196)	(56)%
Grant and other	122	64	58	91%
Total cost of revenue	1,341	1,727	(386)	(22)%
Gross profit	1,731	2,281	(550)	(24)%
Operating expenses:
Research and development	12,734	14,148	(1,414)	(10)%
Selling, general and administrative	16,093	16,074	19	0%
Total operating expenses	28,827	30,222	(1,395)	(5)%
Loss from operations	(27,096)	(27,941)	845	(3)%
Other income (expense):
Interest income	4,433	4,560	(127)	(3)%
Other expense	(187)	(50)	(137)	274%
Total other income	4,246	4,510	(264)	(6)%
Net loss	$(22,850)	$(23,431)	$581	(2)%

Revenue

	Three months ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$3,072	$4,008	$(936)	(23)%

Revenue for the three months ended June 30, 2024, decreased by $0.9 million, or 23%, compared to the three months ended June 30, 2023. The decrease was primarily due to lower consumable kits sales to a related party and no grant revenue recognized during the period.

Cost of Revenue

	Three months ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$1,341	$1,727	$(386)	(22)%

Cost of revenue for the three months ended June 30, 2024, decreased by $0.4 million, or 22%, compared to the three months ended June 30, 2023. The decrease was primarily due to an increase in service revenue and lower product revenue from fewer instrument sales, which have a higher cost of revenue, offset by increased overhead expenses, installation, training, warranty, and other costs of revenue.

Research and Development

	Three months ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$12,734	$14,148	$(1,414)	(10)%

Research and development expenses for the three months ended June 30, 2024, decreased by $1.4 million, or 10%, compared to the three months ended June 30, 2023. The decrease was primarily due to lower headcount which resulted in a decrease in employee compensation costs of $1.2 million and a $0.6 million decrease in stock-based compensation. The decrease was offset by a $0.3 million increase in laboratory expenses and a $0.2 million increase in depreciation of laboratory equipment.

Selling, General and Administrative

	Three months ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Selling, general and administrative	$16,093	$16,074	$19	0%

Selling, general and administrative expenses remained flat for the three months ended June 30, 2024.

Total Other Income (Expense)

	Three months ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Total other income	$4,246	$4,510	$(264)	(6)%

Total other income for the three months ended June 30, 2024, decreased by $0.3 million, or 6%, compared to the three months ended June 30, 2023. The decrease was primarily due to loss on asset disposals.

Comparisons of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Six months ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Product	$3,429	$3,988	$(559)	(14)%
Service	1,090	536	554	103%
Related party	1,537	2,664	(1,127)	(42)%
Grant and other	82	873	(791)	(91)%
Total revenue	6,138	8,061	(1,923)	(24)%
Cost of revenue:
Product	1,692	2,554	(862)	(34)%
Service	631	200	431	216%
Related party	468	830	(362)	(44)%
Grant and other	255	128	127	99%
Total cost of revenue	3,046	3,712	(666)	(18)%
Gross profit	3,092	4,349	(1,257)	(29)%
Operating expenses:
Research and development	24,999	28,622	(3,623)	(13)%
Selling, general and administrative	30,381	31,113	(732)	(2)%
Total operating expenses	55,380	59,735	(4,355)	(7)%
Loss from operations	(52,288)	(55,386)	3,098	(6)%
Other income (expense):
Interest income	9,019	8,277	742	9%
Other expense	(260)	(281)	21	(7)%
Total other income	8,759	7,996	763	10%
Net loss	$(43,529)	$(47,390)	$3,861	(8)%

Revenue

	Six months ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$6,138	$8,061	$(1,923)	(24)%

Revenue for the six months ended June 30, 2024, decreased by $1.9 million, or 24%, compared to the six months ended June 30, 2023. The decrease was primarily due to lower product sales, of which $1.4 million was attributed to related party revenue and no grant revenue recognized during the period.

Cost of Revenue

	Six months ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$3,046	$3,712	$(666)	(18)%

Cost of revenue for the six months ended June 30, 2024, decreased by $0.7 million, or 18%, compared to the six months ended June 30, 2023. The decrease was primarily due to lower product revenue from fewer instrument sales, which have a higher cost of revenue, offset by increased overhead expenses, installation, training, warranty, and other costs of revenue.

Research and Development

	Six months ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$24,999	$28,622	$(3,623)	(13)%

Research and development expenses for the six months ended June 30, 2024, decreased by $3.6 million, or 13%, compared to the six months ended June 30, 2023. The decrease was primarily due to lower headcount which resulted in a decrease in employee compensation costs of $2.0 million, a $1.0 million decrease in stock-based compensation, and a $0.4 million decrease in laboratory expenses.

Selling, General and Administrative

	Six months ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Selling, general and administrative	$30,381	$31,113	$(732)	(2)%

Selling, general and administrative expenses for the six months ended June 30, 2024, decreased by $0.7 million, or 2%, compared to the six months ended June 30, 2023. The decrease was primarily due to a $2.3 million decrease in stock-based compensation, a $1.5 million decrease in employee compensation costs, and a $0.2 million decrease in travel expenses. The decrease was offset by a $2.5 million increase in professional service expenses and a $0.7 million increase in allocated costs.

Total Other Income (Expense)

	Six months ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Total other income	$8,759	$7,996	$763	10%

Total other income for the six months ended June 30, 2024, increased by $0.8 million, or 10%, compared to the six months ended June 30, 2023. The increase was mainly due to higher rates of interest earned on cash invested in money market funds, U.S. Treasury securities, commercial paper, corporate securities and government agency debt.

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

Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California and office space in San Diego, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of each of June 30, 2024 and December 31, 2023, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. We lease approximately 6,000 square feet of office space in San Diego, California that runs through September 2024.

We have certain purchase commitments related to our inventory management with certain manufacturing suppliers wherein we are required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The Company also has certain contractual obligations for third-party technology used as part of its normal operations. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $0.9 million as of June 30, 2024.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(20,525)	$(34,464)
Net cash provided by investing activities	23,573	37,418
Net cash (used in) provided by financing activities	(3,600)	242
Net (decrease) increase in cash, cash equivalents and restricted cash	$(552)	$3,196

Operating Activities

During the six months ended June 30, 2024, cash used in operating activities was $20.5 million, attributable to a net loss of $43.5 million, partially offset by non-cash charges of $20.6 million and a net change in our net operating assets and liabilities of $2.4 million. Non-cash charges primarily consisted of stock-based compensation of $15.2 million, $3.0 million of depreciation and amortization, $2.0 million of net amortization of premium on available-for-sale securities, $0.2 million of loss on disposal of property and equipment, $0.1 million of provision for inventory excess and obsolescence, and $0.1 million of non-cash operating lease expense. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable of $3.4 million, an increase in accounts receivable of $1.0 million, an increase in accrued liabilities and other liabilities of $0.5 million, and a decrease of $0.3 million in prepaid expenses and other assets, which was partially offset by an increase in inventory levels of $2.8 million.

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

Investing Activities

During the six months ended June 30, 2024, cash provided by investing activities was $23.6 million, which related to the proceeds from maturities of available-for-sale securities of $194.0 million. This was offset by the purchases of available-for-sale securities of $168.5 million and purchases of property and equipment, primarily for laboratory equipment, of $1.9 million.

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

Financing Activities

During the six months ended June 30, 2024, cash used in financing activities was $3.6 million, which was primarily attributable to the repurchases of Class A common stock under our share repurchase program of $3.7 million. This partially was offset by the proceeds of $0.1 million from the issuance of Class A common stock in connection with the employee stock purchase plan.

During the six months ended June 30, 2023, cash provided by financing activities was $0.2 million, which was primarily attributable to net proceeds from the exercise of stock options and proceeds from the issuance of Class A common stock in connection with the employee stock purchase plan.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information included in Note 9. Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report is incorporated herein by reference.

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

We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $22.9 million and $23.4 million during the three months ended June 30, 2024 and 2023, respectively. We incurred net losses of $43.5 million and $47.4 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $349.3 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite and related products and services, including sales and marketing, manufacturing and operations costs, and research and development efforts for products and services. These efforts may prove more costly than we currently anticipate. While we have generated product and service revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

We have a limited operating history, which may make it difficult to evaluate our current business and the prospects for our future viability, and to predict our future performance.

We are in the early stages of commercialization of the Proteograph Product Suite and related products and services. Our operations to date have been primarily focused on developing our technology, products and services. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products and services.

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

We have only recently initiated the broad commercialization of the Proteograph Product Suite and related products and services, and we may not be able to successfully execute on this phase as planned due to:

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

We have limited experience as a company in sales and marketing and our ability to successfully commercialize depends on our being able to attract customers for the Proteograph Product Suite. Although members of our management team have considerable industry experience, we need to expand our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise during the commercialization of the Proteograph Product Suite and related products and services. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:

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

We are in the early stages of our commercialization plan and our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomiQ. For the six months ended June 30, 2024 and 2023, PrognomiQ, accounted for 25% and 33% of our revenue, respectively. If one or more customers, including PrognomiQ, terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 10 - Related Party Transactions to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomiQ.

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

In August 2020, we transferred certain assets to PrognomiQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. As of June 30, 2024, we held approximately 15% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:

•
PrognomiQ may be unable to successfully develop viable testing products;
•
PrognomiQ’s business may not help demonstrate the value of the Proteograph;
•
an inability to reach agreement with PrognomiQ on future commercial arrangements;
•
although PrognomiQ accounted for 19% and 25% of our revenue during the three and six months ended June 30, 2024, it may not continue to be a meaningful customer of ours;
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

Moreover, European applications now have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This is a significant change in European patent practice. As the UPC is a new court system, there is limited precedent for the court, increasing the uncertainty of any patent litigation in Europe.

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

We have relied and expect to rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary and confidential information, including parts of the Proteograph Product Suite and related services, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel between academia and industry.

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

We have, and may in the future, choose to challenge, including in connection with any allegation of patent infringement by a third party, the patentability, validity or enforceability of any third-party patent that we believe may have applicability in our field, and any other third-party patent that may be asserted against us. Such challenges may be brought either in court or by requesting that the USPTO, European Patent Office (EPO), or other foreign patent offices review the patent claims, such as in an ex-parte reexamination, inter partes review, post-grant review proceeding, opposition or other comparable proceeding. However, there can be no assurance that any such challenge by us or any third party will be successful. Even if such proceedings are successful, these proceedings are expensive and may consume our time or other resources, distract our management and technical personnel, and the costs of these proceedings could be substantial. There can be no assurance that our defenses of non-infringement, invalidity or unenforceability in a court of law will succeed.

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

Litigation proceedings may be necessary for us to enforce our patent and other intellectual property rights. In any such proceedings, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights, which could allow third parties to commercialize technology, services or products similar to ours and compete directly with us, without payment to us, or could require us to obtain license rights from the prevailing party in order to be able to manufacture or commercialize our products without infringing such party’s intellectual property rights, and if we are unable to obtain such a license, we may be required to cease commercialization of our products, services and technologies, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. The outcome in any such proceedings are unpredictable.

Regardless of whether we are defending against or asserting any intellectual property-related proceeding, any such intellectual property-related proceeding, regardless of outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, because of the substantial amount of discovery that may be required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Some of our competitors and other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. We may not have sufficient financial or other resources to adequately conduct these types of litigation or proceedings. Any of the foregoing, or any uncertainties resulting from the initiation and continuation of any litigation, could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

Stock markets in general, and the market for life sciences technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance, financial condition, or tangible asset value of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance, financial condition, or tangible asset value. Following periods of such volatility or decline in the market price of a company’s securities, securities class action litigation or shareholder activism has often been initiated against that company. Because of the potential volatility or decline of our stock price, we may become the target of securities litigation or shareholder activism in the future which could result in substantial costs and divert management’s attention and resources from our business.

The multi-class structure of our common stock will have the effect of concentrating voting control with certain stockholders and it may depress the trading price of our Class A common stock.

Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of August 6, 2024, the holders of our Class B common stock hold in the aggregate 41.3 % of the voting power of our capital stock, which may increase from time to time, including as a result of our Share Repurchase Program.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table represents a month-to-month summary of information with respect to purchases of common stock made during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
May 10 - May 31	530,398	$2.05	530,398	$23,914
June 1 - June 30	1,499,031	$1.76	1,499,031	$21,274
Total	2,029,429	$1.84	2,029,429
(1)
All shares of common stock were retired following purchase.
(2)
Average price paid per share excludes broker commissions and taxes.
(3)
On May 3, 2024, the Company’s Board of Directors approved the Share Repurchase Program under which the Company is authorized to purchase up to $25.0 million of its issued and outstanding Class A common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

SEER, INC.

Date: August 8, 2024	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ David R. Horn
David R. Horn
President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)