Form 10-Q
period 2024-09-30
Seer, Inc.
filed 2024-11-06
CIK 1726445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, the registrant had 54,921,591 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 of Class B common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SEER, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$37,622	$32,499
Short-term investments	209,978	283,725
Accounts receivable, net	4,446	4,831
Related party receivables	554	559
Other receivables	1,450	1,326
Inventory	6,935	4,491
Prepaid expenses and other current assets	3,117	3,082
Total current assets	264,102	330,513
Long-term investments	64,894	56,858
Operating lease right-of-use assets	23,345	25,177
Property and equipment, net	20,677	22,193
Restricted cash	524	524
Other assets	9,882	1,004
Total assets	$383,424	$436,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$736	$1,370
Accrued expenses	10,899	9,212
Deferred revenue	354	206
Operating lease liabilities, current	2,249	2,295
Other current liabilities	145	139
Total current liabilities	14,383	13,222
Operating lease liabilities, net of current portion	24,250	25,964
Other noncurrent liabilities	64	179
Total liabilities	38,697	39,365
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of September 30, 2024 and December 31, 2023; zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 55,539,884 and 60,253,707 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 4,044,969 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	714,567	702,868
Accumulated other comprehensive gain (loss)	789	(192)
Accumulated deficit	(370,630)	(305,773)
Total stockholders’ equity	344,727	396,904
Total liabilities and stockholders’ equity	$383,424	$436,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product	$2,915	$1,849	$6,344	$5,837
Service	661	536	1,751	1,072
Related party	366	1,429	1,903	4,093
Grant and other	90	348	172	1,221
Total revenue	4,032	4,162	10,170	12,223
Cost of revenue:
Product	1,510	1,181	3,202	3,735
Service	268	95	899	295
Related party	183	396	651	1,226
Grant and other	133	334	388	462
Total cost of revenue	2,094	2,006	5,140	5,718
Gross profit	1,938	2,156	5,030	6,505
Operating expenses:
Research and development	12,967	13,232	37,966	41,854
Selling, general and administrative	13,296	14,769	43,677	45,882
Total operating expenses	26,263	28,001	81,643	87,736
Loss from operations	(24,325)	(25,845)	(76,613)	(81,231)
Other income (expense):
Interest income	4,082	4,767	13,101	13,044
Loss on equity method investment	(861)	—	(861)	—
Other expense	(224)	(10)	(484)	(291)
Total other income	2,997	4,757	11,756	12,753
Net loss	$(21,328)	$(21,088)	$(64,857)	$(68,478)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	1,415	236	981	(45)
Comprehensive loss	$(19,913)	$(20,852)	$(63,876)	$(68,523)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.33)	$(1.02)	$(1.07)
Weighted-average common shares outstanding, basic and diluted	61,186,324	63,929,743	63,441,333	63,747,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balance at December 31, 2023	64,298,676	$1	$702,868	$(305,773)	$(192)	$396,904
Issuance of Class A common stock from release of restricted stock units	638,004	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	4	—	—	4
Stock-based compensation	—	—	7,655	—	—	7,655
Other comprehensive loss	—	—	—	—	(329)	(329)
Net loss	—	—	—	(20,679)	—	(20,679)
Balance at March 31, 2024	64,936,680	1	710,527	(326,452)	(521)	383,555
Issuance of Class A common stock from release of restricted stock units	200,944	—	—	—	—	—
Issuance of Class A common stock in connection with employee stock purchase plan	117,399	—	147	—	—	147
Repurchases of Class A common stock under share repurchase program	(2,029,429)	—	(3,747)	—	—	(3,747)
Stock-based compensation	—	—	7,699	—	—	7,699
Other comprehensive loss	—	—	—	—	(105)	(105)
Net loss	—	—	—	(22,850)	—	(22,850)
Balance at June 30, 2024	63,225,594	1	714,626	(349,302)	(626)	364,699
Issuance of Class A common stock from exercise of options and release of restricted stock units	69,439	—	—	—	—	—
Repurchases of Class A common stock under share repurchase program	(3,710,180)	—	(6,637)	—	—	(6,637)
Stock-based compensation	—	—	6,578	—	—	6,578
Other comprehensive gain	—	—	—	—	1,415	1,415
Net loss	—	—	—	(21,328)	—	(21,328)
Balance at September 30, 2024	59,584,853	$1	$714,567	$(370,630)	$789	$344,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balance at December 31, 2022	63,411,046	$1	$667,739	$(219,496)	$(1,251)	$446,993
Issuance of Class A common stock from exercise of options and release of restricted stock units	328,273	—	30	—	—	30
Vesting of early exercised stock options and restricted common stock	—	—	43	—	—	43
Stock-based compensation	—	—	8,724	—	—	8,724
Other comprehensive gain	—	—	—	—	1,158	1,158
Net loss	—	—	—	(23,959)	—	(23,959)
Balance at March 31, 2023	63,739,319	1	676,536	(243,455)	(93)	432,989
Issuance of Class A common stock from exercise of options and release of restricted stock units	121,784	—	20	—	—	20
Issuance of Class A common stock in connection with employee stock purchase plan	68,495	—	192	—	—	192
Vesting of early exercised stock options and restricted common stock	—	—	37	—	—	37
Stock-based compensation	—	—	9,752	—	—	9,752
Other comprehensive loss	—	—	—	—	(1,439)	(1,439)
Net loss	—	—	—	(23,431)	—	(23,431)
Balance at June 30, 2023	63,929,598	1	686,537	(266,886)	(1,532)	418,120
Issuance of Class A common stock from exercise of options and release of restricted stock units	52,442	—	41	—	—	41
Repurchase of unvested Class A common stock	(5,063)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	36	—	—	36
Stock-based compensation	—	—	8,334	—	—	8,334
Other comprehensive gain	—	—	—	—	236	236
Net loss	—	—	—	(21,088)	—	(21,088)
Balance at September 30, 2023	63,976,977	$1	$694,948	$(287,974)	$(1,296)	$405,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(64,857)	$(68,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,768	26,810
Depreciation and amortization	4,568	3,998
Loss on disposal of property and equipment	270	258
Net amortization (accretion) of premium (discount) on available-for-sale securities	2,559	(8,545)
Provision for inventory excess and obsolescence	127	825
Non-cash operating lease expense	72	164
Loss on equity method investment	861	—
Changes in operating assets and liabilities:
Accounts receivable, net	266	(728)
Prepaid expenses and other assets	226	(1,080)
Inventory	(1,977)	(1,634)
Accounts payable	(327)	(1,353)
Deferred revenue	148	52
Accrued liabilities and other liabilities	1,644	836
Net cash used in operating activities	(34,652)	(48,875)
INVESTING ACTIVITIES
Purchases of property and equipment	(4,120)	(5,470)
Purchases of available-for-sale securities	(209,214)	(318,049)
Proceeds from sale of available-for-sale securities	—	2,990
Proceeds from maturities of available-for-sale securities	273,346	352,322
Purchase of equity security	(10,000)	—
Net cash provided by investing activities	50,012	31,793
FINANCING ACTIVITIES
Repurchase of Class A common stock	—	(13)
Proceeds from exercise of Class A common stock options	—	91
Repurchases of Class A common stock under share repurchase program	(10,384)	—
Proceeds from issuance of Class A common stock in connection with employee stock purchase plan	147	192
Net cash (used in) provided by financing activities	(10,237)	270
Net increase (decrease) in cash, cash equivalents and restricted cash	5,123	(16,812)
Cash, cash equivalents and restricted cash, beginning of period	33,023	53,732
Cash, cash equivalents and restricted cash, end of period	$38,146	$36,920

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Capitalized stock-based compensation related to internal-use software development	$164	$—
Property and equipment purchases included in accounts payable and accrued expenses	$47	$250
Inventory transferred to property and equipment	$—	$1,211
Property and equipment transferred to inventory	$594	$—

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

Liquidity

As of September 30, 2024, the Company has incurred significant losses and has had negative cash flows from operations. As of September 30, 2024, the Company had cash and cash equivalents and short-term investments of $247.6 million and an accumulated deficit of $370.6 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of September 30, 2024 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including, but not limited to, those related to the determination of stand-alone selling price for revenue recognition, stock-based compensation, allowance for credit losses, inventory valuation, operating lease right-of-use assets and liabilities, useful lives and valuation of property and equipment, capitalization and useful life of capitalized internal-use software, income tax uncertainties, and tax valuation allowances.

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

For the three and nine months ended September 30, 2024, the Company recognized revenue from a related party that represented 14% and 20%, respectively, of the Company’s total revenue. For the three and nine months ended September 30, 2023, the Company recognized revenue from this same related party that represented 34% and 33%, respectively, of the Company's total revenue.

For the three and nine months ended September 30, 2024, 29% and 32%, respectively, of the Company's total revenue was generated outside of the United States, primarily from countries in Asia and Europe. For the three and nine months ended September 30, 2023, 30% and 23%, respectively, of the Company's total revenue was generated outside of the United States, from countries in Asia and Europe.

As of September 30, 2024, there were three customers which represented 18%, 13%, and 11% of the Company's total accounts receivable balance, including related party receivables. As of December 31, 2023, there were two customers which represented 14% and 10% of the Company's total accounts receivable balance, including related party receivables.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2024 and December 31, 2023, all amounts recorded as cash and cash equivalents consist of cash, money market funds, corporate debt securities, and U.S. Treasury securities and are stated at fair value.

Restricted cash as of September 30, 2024 and December 31, 2023 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the total amount presented in the unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$37,622	$36,396
Restricted cash	524	524
Total cash, cash equivalents and restricted cash	$38,146	$36,920

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Investments

The Company has designated all investments, which includes U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities as available-for-sale, and therefore, such investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive loss. The cost of available-for-sale securities is adjusted for the amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion are included in other income (expense) on the unaudited condensed consolidated statements of operations and comprehensive loss. Realized gains and losses and interest income on available-for-sale securities are also included in other income (expense). The cost of securities sold is based on the specific identification method. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation at each balance sheet date. As of September 30, 2024, the Company classifies its available-for-sale securities as short-term investments or long-term investments based on the remaining contractual maturity of the securities.

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

Investment in Equity Security

Equity investments without readily determinable fair values are non-marketable equity securities. These are investments in certain equity securities of privately-held companies that do not provide the Company the ability to exercise significant influence. Such investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification (ASC) 321, Investments - Equity Securities. Under the measurement alternative, equity investment is accounted for at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer. The election is reassessed each reporting period to determine whether investment under the measurement alternative has readily determinable fair values, in which case it would no longer be eligible for this election.

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If a qualitative assessment indicates the investment is impaired, the Company estimates the investment’s fair value in accordance with ASC 820, Fair Value Measurement. If the fair value is less than the investment’s carrying value, an impairment charge is recorded in the condensed consolidated statements of operations and comprehensive loss equal to the difference between the carrying value and fair value.

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company recorded a nil and $4,000 allowance for credit losses related to accounts receivable as of September 30, 2024 and December 31, 2023, respectively.

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

A portion of the Company’s revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of ASC 606, Revenue From Contracts With Customers, and are therefore accounted for in accordance with ASC 842, Leases. The total consideration in a lease arrangement is allocated between lease and non-lease components on their relative stand-alone selling prices. The stand-alone selling price is based on the price the Company would separately sell that promised good or service to a customer. If a stand-alone price is not available for a component, it is estimated using the best information available.

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The U.S. recently enacted the Inflation Reduction Act of 2022, which, among other changes, implements a 1% excise tax on certain stock buybacks, which would generally apply to net repurchases of stock by U.S. corporations. The Company is currently evaluating the impact of the new excise tax and does not anticipate it will have a material impact on the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024.

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

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$36,871	$—	$—	$36,871
Total cash equivalents	36,871	—	—	36,871
Investments:
U.S. Treasury securities	—	128,836	—	128,836
Commercial paper	—	24,122	—	24,122
Corporate debt securities	—	121,914	—	121,914
Total investments	—	274,872	—	274,872
Total assets measured at fair value	$36,871	$274,872	$—	$311,743

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$22,646	$—	$—	$22,646
Corporate debt securities	—	1,550	—	1,550
U.S. Treasury securities	—	4,985	—	4,985
Total cash equivalents	22,646	6,535	—	29,181
Investments:
U.S. Treasury securities	—	225,180	—	225,180
U.S. Non-Treasury securities	—	11,901	—	11,901
Commercial paper	—	18,186	—	18,186
Corporate debt securities	—	85,316	—	85,316
Total investments	—	340,583	—	340,583
Total assets measured at fair value	$22,646	$347,118	$—	$369,764

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	September 30, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$36,871	$—	$—	$36,871
Total cash equivalents	36,871	—	—	36,871
Investments:
U.S. Treasury securities	128,514	364	(42)	128,836
Commercial paper	24,090	32	—	24,122
Corporate debt securities	121,479	443	(8)	121,914
Total investments	274,083	839	(50)	274,872
Total assets measured at fair value	$310,954	$839	$(50)	$311,743

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$22,646	$—	$—	$22,646
Corporate debt securities	1,549	1	—	1,550
U.S. Treasury securities	4,984	1	—	4,985
Total cash equivalents	29,179	2	—	29,181
Investments:
U.S. Treasury securities	225,517	55	(392)	225,180
U.S. Non-Treasury securities	11,904	2	(5)	11,901
Commercial paper	18,166	26	(6)	18,186
Corporate debt securities	85,190	142	(16)	85,316
Total investments	340,777	225	(419)	340,583
Total assets measured at fair value	$369,956	$227	$(419)	$369,764

As of September 30, 2024 and December 31, 2023, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. As of September 30, 2024, approximately $29.5 million of the Company's investments have been in a continuous unrealized loss position for twelve months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of September 30, 2024, $64.9 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of September 30, 2024 and December 31, 2023, the Company recorded $1.5 million and $1.3 million, respectively, of accrued interest related to its available-for-sale investments and is presented as other receivables on the unaudited condensed consolidated balance sheets.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

4.
OTHER FINANCIAL STATEMENT INFORMATION

Inventory

Inventory consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$3,049	$2,118
Work-in-progress	89	163
Finished goods	3,797	2,210
Total inventory	$6,935	$4,491

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory equipment	$29,622	$28,563
Computer equipment and software	1,349	868
Furniture and fixtures	687	672
Leasehold improvements	3,577	3,520
Construction-in-progress	2,193	1,109
Property and equipment	37,428	34,732
Less: accumulated depreciation and amortization	(16,751)	(12,539)
Total property and equipment, net	$20,677	$22,193

For the three and nine months ended September 30, 2024, the Company recognized depreciation and amortization expense of $1.6 million and $4.6 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized depreciation and amortization expense of $1.4 million and $4.0 million, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$5,919	$6,123
Accrued professional services	2,192	242
Accrued taxes	454	501
Other	2,334	2,346
Total accrued expenses	$10,899	$9,212

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Deferred revenue activities consist of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023
Deferred revenue, current and noncurrent, as of the beginning of period	$270	$133
Additions	523	732
Revenue recognized	(380)	(635)
Deferred revenue, current and noncurrent, as of the end of period	$413	$230

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2024, $0.4 million of revenue is expected to be recognized from the remaining performance obligations, of which 94% is expected to be recognized within twelve months.

Grant and Other Revenue

Since August 2019, the Company received total funding of $2.0 million from a Small Business Innovation Research grant award from the National Institutes of Health for its development of research applications. For each of the three and nine months ended September 30, 2024, the Company recognized no grant revenue, with respect to the award. For the three and nine months ended September 30, 2023, the Company recognized $0.2 million and $0.9 million of grant revenue, respectively, with respect to the award.

6. CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2024, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.

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

Share Repurchase Program

The following is a summary of share repurchase activity under the Share Repurchase Program for the period indicated (in thousands except per share data):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Number of shares repurchased	3,710,180	5,739,609
Total cost	$6,637	$10,385
Average per share cost	$1.78	$1.80

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2024, approximately $14.7 million of Class A common stock could be repurchased under the Share Repurchase Program.

7.
EQUITY INCENTIVE PLANS

As of September 30, 2024, there are 17,785,881 shares of Class A common stock reserved for issuance under the 2020 Equity Incentive Plan (the 2020 Plan), 3,682,324 shares of which are available for issuance in connection with grants of future awards.

Stock Options

Stock option activity for the nine months ended September 30, 2024 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2023	11,945,032	$11.89
Options granted	3,513,857	1.80
Options exercised	(6,502)	—
Options forfeited	(1,640,532)	7.89
Balance at September 30, 2024	13,811,855	$9.80
Vested and exercisable, September 30, 2024	7,914,597	$8.68

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

For the three and nine months ended September 30, 2024, the Company recognized compensation expense of $0.3 million and $1.4 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized compensation expense of $0.7 million and $2.1 million, respectively.

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	3,680,076	$7.49
Granted	2,950,262	1.79
Vested	(901,885)	9.70
Forfeited	(924,767)	3.89
Balance at September 30, 2024	4,803,686	$4.27

Employee Stock Purchase Plan

A total of 2,355,024 shares of Class A common stock are reserved for issuance under the employee stock purchase plan (ESPP) as of September 30, 2024. During the nine months ended September 30, 2024, 117,399 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$402	$392	$1,189	$1,127
Research and development	2,127	2,242	6,381	7,523
Selling, general and administrative	3,994	5,700	14,198	18,160
Total stock-based compensation	$6,523	$8,334	$21,768	$26,810

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

The Company recorded $0.1 million and $0.4 million of incremental compensation expense during the three and nine months ended September 30, 2024, respectively. The Company recorded $0.2 million and $0.5 million of incremental compensation expense during the three and nine months ended September 30, 2023, respectively. The total unrecognized incremental stock-based compensation associated with the option repricing is $0.7 million, which will be recognized over the next two years.

8.
LEASES

As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end in September 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of each of September 30, 2024 and December 31, 2023, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. In addition, the Company leases approximately 6,000 square feet of office space in San Diego, California under a lease that runs through September 2024.

The components of lease expense and supplemental information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,025	$1,038	$3,101	$3,114
Variable lease costs	298	201	761	224
Short-term lease costs	14	—	26	20
Total lease costs	$1,337	$1,239	$3,888	$3,358

	Nine Months Ended September 30,
	2024	2023
Weighted-average remaining lease term (in years)	8.0	8.9
Weighted-average incremental borrowing rate	6.2%	6.2%

Variable lease costs primarily consist of common area maintenance.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$3,029	$2,950
Lease liability obtained in exchange for right-of-use assets	$—	$514

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2024, future minimum commitments under the Company’s non-cancelable facility operating leases are as follows (in thousands):

Years ending December 31,
2024 (remaining three months)	$941
2025	3,846
2026	3,957
2027	4,072
2028	4,191
Thereafter	16,874
Total undiscounted future minimum lease payments	33,881
Present value adjustment for minimum lease commitments	(7,382)
Total operating lease liabilities	$26,499

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

9.
COMMITMENTS AND CONTINGENCIES

Purchase Commitments and Obligations

The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The Company also has certain contractual obligations for third-party technology used as part of the normal operations. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or are subject to change. These outstanding commitments amounted to $0.8 million and $6.3 million as of September 30, 2024 and December 31, 2023, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2024 and December 31, 2023, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Contingencies

The Company may, from time to time, be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2024, the Company had accrued legal contingencies of $1.3 million, recorded within accrued expenses in the unaudited condensed consolidated balance sheets. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceedings will result in a judgment or settlement that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

PrognomiQ constitutes a related party and, as of each of September 30, 2024 and December 31, 2023, the Company recorded $0.6 million in related party receivables, on the condensed consolidated balance sheets mainly due from product sales and services revenue. For the three and nine months ended September 30, 2024, the Company recognized revenue of $0.5 million and $2.0 million, respectively, of which $0.4 million and $1.6 million, respectively, were from product sales. This is presented as related party revenue on the unaudited condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2023, the Company recognized revenue of $1.4 million and $4.1 million, respectively, which is presented as related party revenue on the unaudited condensed consolidated statements of operations and comprehensive loss and is mainly due to sale of consumables.

On August 12, 2024, the Company entered into a preferred stock purchase agreement with PrognomiQ, pursuant to which the Company purchased $10.0 million of PrognomiQ's Series D Preferred Stock. The investment is accounted for as an equity security in accordance with ASC 321.

As of September 30, 2024, the carrying value of the investment was $9.1 million and is included in other assets on the unaudited condensed consolidated balance sheets. The carrying value is adjusted to the Company's share in loss in the equity method investment. There were no impairment and recognized gains or losses to the carrying value for the three and nine months ended September 30, 2024.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

During 2022, a member of the Company’s Board of Directors served as a board member and an executive officer at a company that is a customer of the Company. There was no revenue recognized for each of the three and nine months ended September 30, 2024 and 2023. The Company has a contract for equipment leased to this customer that has been classified as a sales-type lease. As of September 30, 2024 and December 31, 2023, the lease receivables related to the sales-type lease is nil and $0.2 million, respectively. The lease receivables are presented as prepaid expenses and other current assets on the condensed consolidated balance sheets.

11.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(21,328)	$(21,088)	$(64,857)	$(68,478)
Denominator:
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	61,186,324	63,929,743	63,441,333	63,747,155
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.33)	$(1.02)	$(1.07)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	September 30,
	2024	2023
Class A common stock options issued and outstanding	13,811,855	12,622,040
Restricted common stock subject to future vesting	—	36,581
Restricted stock units	4,803,686	3,322,169
Total	18,615,541	15,980,790

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

12.
SUBSEQUENT EVENTS

On October 4, 2024 (the Effective Date), the Board of Directors approved an option repricing. The repricing applied to nonstatutory stock options to purchase shares of the Company’s Class A common stock that (i) were granted to employees under the Company’s 2020 Equity Incentive Plan, as amended (the 2020 Plan), or the Company’s 2017 Stock Incentive Plan (together with the 2020 Plan, the Plans) and applicable award agreements thereunder; (ii) as of the Effective Date, were held by continuing employees; and (iii) had an exercise price per share greater than $2.00.

The new exercise price for repriced options is $2.00 per share, the closing price of the Company’s Class A common stock on the Effective Date. However, if an employee exercises a repriced option before the end of the Retention Period, the period that begins on the Effective Date and ends on the earliest of the following: (i) April 4, 2026; (ii) a Change in Control (as defined in the 2020 Plan); and (iii) the optionholder’s death or Disability (as defined in the 2020 Plan), such employee will be required to pay a premium exercise price that is equal to the original exercise price per share of such repriced option. In addition, certain option awards granted in 2023 with market condition based on the Company’s stock price were amended to have such stock price hurdle amount that is equal to or greater than one hundred fifty percent (150%) of $2.00 per share. There was no change to the expiration dates or service-based vesting criteria of, or number of shares and such options remain subject to the terms of the applicable Plans and award agreements.

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

During the nine months ended September 30, 2024 and 2023, we incurred a net loss of $64.9 million and $68.5 million and used $34.7 million and $48.9 million of cash in operations, respectively. As of September 30, 2024, we had an accumulated deficit of $370.6 million, and cash, cash equivalents, and investments of $312.5 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash, cash equivalents and investments, asset disposals, realized and unrealized gains and losses on foreign currency transactions, and loss in the equity method investment.

Results of Operations

Comparisons of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three months ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Product	$2,915	$1,849	$1,066	58%
Service	661	536	125	23%
Related party	366	1,429	(1,063)	(74)%
Grant and other	90	348	(258)	(74)%
Total revenue	4,032	4,162	(130)	(3)%
Cost of revenue:
Product	1,510	1,181	329	28%
Service	268	95	173	182%
Related party	183	396	(213)	(54)%
Grant and other	133	334	(201)	(60)%
Total cost of revenue	2,094	2,006	88	4%
Gross profit	1,938	2,156	(218)	(10)%
Operating expenses:
Research and development	12,967	13,232	(265)	(2)%
Selling, general and administrative	13,296	14,769	(1,473)	(10)%
Total operating expenses	26,263	28,001	(1,738)	(6)%
Loss from operations	(24,325)	(25,845)	1,520	(6)%
Other income (expense):
Interest income	4,082	4,767	(685)	(14)%
Loss on equity method investment	(861)	—	(861)	100%
Other expense	(224)	(10)	(214)	2140%
Total other income	2,997	4,757	(1,760)	(37)%
Net loss	$(21,328)	$(21,088)	$(240)	1%

Revenue

	Three months ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$4,032	$4,162	$(130)	(3)%

Revenue for the three months ended September 30, 2024, decreased by $0.1 million, or 3%, compared to the three months ended September 30, 2023. The decrease was primarily due to no grant revenue being recognized during the period. The decrease was partially offset by an increase in instrument sales and service revenue.

Cost of Revenue

	Three months ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$2,094	$2,006	$88	4%

Cost of revenue for the three months ended September 30, 2024, increased by $0.1 million, or 4%, compared to the three months ended September 30, 2023. The increase was primarily due to an increase from higher instrument sales, which have a higher cost of revenue.

Research and Development

	Three months ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$12,967	$13,232	$(265)	(2)%

Research and development expenses for the three months ended September 30, 2024, decreased by $0.3 million, or 2%, compared to the three months ended September 30, 2023. The decrease was primarily due to lower headcount which resulted in a decrease in employee compensation costs of $0.5 million, a decrease in allocation expense of $0.3 million, and a decrease in stock-based compensation of $0.1 million, which was partially offset by an increase of $0.7 million in professional services.

Selling, General and Administrative

	Three months ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Selling, general and administrative	$13,296	$14,769	$(1,473)	(10)%

Selling, general and administrative expenses for the three months ended September 30, 2024, decreased by $1.5 million, or 10%, compared to the three months ended September 30, 2023. The decrease was primarily due to lower headcount which resulted in a decrease in stock-based compensation of $1.7 million and a decrease in employee compensation costs of $0.5 million. The decrease was partially offset by an increase of $0.7 million in professional services.

Total Other Income

	Three months ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Total other income	$2,997	$4,757	$(1,760)	(37)%

Total other income for the three months ended September 30, 2024, decreased by $1.8 million, or 37%, compared to the three months ended September 30, 2023. The decrease was primarily due to the loss in the equity method investment and lower rates of interest earned on cash invested in money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities.

Comparisons of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Nine months ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Product	$6,344	$5,837	$507	9%
Service	1,751	1,072	679	63%
Related party	1,903	4,093	(2,190)	(54)%
Grant and other	172	1,221	(1,049)	(86)%
Total revenue	10,170	12,223	(2,053)	(17)%
Cost of revenue:
Product	3,202	3,735	(533)	(14)%
Service	899	295	604	205%
Related party	651	1,226	(575)	(47)%
Grant and other	388	462	(74)	(16)%
Total cost of revenue	5,140	5,718	(578)	(10)%
Gross profit	5,030	6,505	(1,475)	(23)%
Operating expenses:
Research and development	37,966	41,854	(3,888)	(9)%
Selling, general and administrative	43,677	45,882	(2,205)	(5)%
Total operating expenses	81,643	87,736	(6,093)	(7)%
Loss from operations	(76,613)	(81,231)	4,618	(6)%
Other income (expense):
Interest income	13,101	13,044	57	0%
Loss on equity method investment	(861)	—	(861)	100%
Other expense	(484)	(291)	(193)	66%
Total other income	11,756	12,753	(997)	(8)%
Net loss	$(64,857)	$(68,478)	$3,621	(5)%

Revenue

	Nine months ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$10,170	$12,223	$(2,053)	(17)%

Revenue for the nine months ended September 30, 2024, decreased by $2.1 million, or 17%, compared to the nine months ended September 30, 2023. The decrease was due to lower product sales and no grant revenue being recognized during the period. The decrease was partially offset by an increase in service revenue.

Cost of Revenue

	Nine months ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$5,140	$5,718	$(578)	(10)%

Cost of revenue for the nine months ended September 30, 2024, decreased by $0.6 million, or 10%, compared to the nine months ended September 30, 2023. The decrease was primarily due to lower product revenue from fewer instrument sales, which have a higher cost of revenue.

Research and Development

	Nine months ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$37,966	$41,854	$(3,888)	(9)%

Research and development expenses for the nine months ended September 30, 2024, decreased by $3.9 million, or 9%, compared to the nine months ended September 30, 2023. The decrease was primarily due to lower headcount which resulted in a decrease in employee compensation costs of $2.5 million and a $1.1 million decrease in stock-based compensation.

Selling, General and Administrative

	Nine months ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Selling, general and administrative	$43,677	$45,882	$(2,205)	(5)%

Selling, general and administrative expenses for the nine months ended September 30, 2024, decreased by $2.2 million, or 5%, compared to the nine months ended September 30, 2023. The decrease was primarily due to a $4.0 million decrease in stock-based compensation and a $2.0 million decrease in employee compensation costs. The decrease was offset by a $3.1 million increase in professional services and a $0.8 million increase in facility expenses.

Total Other Income

	Nine months ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Total other income	$11,756	$12,753	$(997)	(8)%

Total other income for the nine months ended September 30, 2024, decreased by $1.0 million, or 8%, compared to the nine months ended September 30, 2023. The decrease was mainly due to the loss in the equity method investment.

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

Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California and office space in San Diego, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of each of September 30, 2024 and December 31, 2023, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. We lease approximately 6,000 square feet of office space in San Diego, California that runs through September 2024.

We have certain purchase commitments related to our inventory management with certain manufacturing suppliers wherein we are required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The Company also has certain contractual obligations for third-party technology used as part of its normal operations. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $0.8 million as of September 30, 2024.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(34,652)	$(48,875)
Net cash provided by investing activities	50,012	31,793
Net cash (used in) provided by financing activities	(10,237)	270
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,123	$(16,812)

Operating Activities

During the nine months ended September 30, 2024, cash used in operating activities was $34.7 million, attributable to a net loss of $64.9 million, partially offset by non-cash charges of $30.2 million. Non-cash charges primarily consisted of stock-based compensation of $21.8 million, $4.6 million of depreciation and amortization, $2.6 million of net amortization of premium on available-for-sale securities, loss on equity method investment of $0.9 million, and $0.3 million of loss on disposal of property and equipment.

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

Investing Activities

During the nine months ended September 30, 2024, cash provided by investing activities was $50.0 million, which related to the proceeds from maturities of available-for-sale securities of $273.3 million. This was offset by the purchases of available-for-sale securities of $209.2 million, purchase of investment in equity security of $10.0 million, and purchases of property and equipment, primarily for laboratory equipment, of $4.1 million.

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

Financing Activities

During the nine months ended September 30, 2024, cash used in financing activities was $10.2 million, which was primarily attributable to the repurchases of Class A common stock under our share repurchase program of $10.3 million. This partially was offset by the proceeds of $0.1 million from the issuance of Class A common stock in connection with the employee stock purchase plan.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $21.3 million and $21.1 million during the three months ended September 30, 2024 and 2023, respectively. We incurred net losses of $64.9 million and $68.5 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $370.6 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite and related products and services, including sales and marketing, manufacturing and operations costs, and research and development efforts for products and services. These efforts may prove more costly than we currently anticipate. While we have generated product and service revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

We are in the early stages of our commercialization plan and our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomiQ. For the nine months ended September 30, 2024 and 2023, PrognomiQ, accounted for 20% and 33% of our revenue, respectively. If one or more customers, including PrognomiQ, terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 10 - Related Party Transactions to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomiQ.

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

We face significant competition in the life sciences technology market. We currently compete with life sciences technology and the diagnostic companies that are supplying components, products and services that serve customers engaged in proteomics analysis. These companies include Agilent Technologies, Bruker Corporation, Danaher, DiaSorin, and Thermo Fisher Scientific. We also compete with a number of companies that have developed, or are developing, proteomic products and solutions, such as Nautilus Biotechnology, Olink Proteomics, PreOmics, Biognosys, Quanterix, Quantum-Si and Standard BioTools.

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

In August 2020, we transferred certain assets to PrognomiQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. In August 2024, the Company entered into a preferred stock purchase agreement with PrognomiQ, pursuant to which the Company purchased $10.0 million of PrognomiQ's Series D Preferred Stock. As of September 30, 2024, we held approximately 25% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:

•
PrognomiQ may be unable to successfully develop viable testing products;
•
PrognomiQ’s business may not help demonstrate the value of the Proteograph;
•
an inability to reach agreement with PrognomiQ on future commercial arrangements;
•
although PrognomiQ accounted for 14% and 20% of our revenue during the three and nine months ended September 30, 2024, respectively, it may not continue to be a meaningful customer of ours;
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

Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. In April 2024, the FDA released its final rule to regulate LDTs, which may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. There is ongoing litigation against FDA regarding its implementation of the LTD final rule. In June 2024, the U.S. Supreme Court overruled the case that established the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge the LDT final rule and other rules and policies of the FDA. We cannot predict the outcome of these judicial challenges or how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business. Changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our products, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, privacy and security laws, Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.

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

Our owned and licensed patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents and patent applications) have been, and may be challenged at a future point in time in third-party observations, opposition, revocation, nullification, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we or our licensor initiate legal proceedings against a third party to enforce a patent covering our products or services, the defendant could counterclaim that such patent covering our products or services, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. For example, on October 7, 2024, PreOmics GmbH and Biognosys AG filed a petition for Inter Partes Review before the USPTO (Case No. IPR2024-01473) challenging the validity of U.S. Patent No. 11,435,360, which is exclusively licensed from The Brigham and Women’s Hospital, Inc. (BWH). The petition alleges, among other things, that the claims of 11,435,360 are invalid for anticipation and obviousness over the prior art. These proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our products, or exclude our competitor’s products. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensor, our or its patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our products, services and technologies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property, or develop or commercialize current or future products.

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

We or our licensor have been, and may be, subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, on December 28, 2023, Giulio Caracciolo (Caracciolo) and Dipartimento di Medicina Molecolare Sapienza Universita di Roma filed a lawsuit against us, BWH, and other inventors in the United States District Court for the Northern District of California (Case No. 4:23-cv-06643). The complaint alleged, among other things, that Caracciolo was wrongfully excluded as an inventor on certain patents that we have exclusively licensed from BWH. That lawsuit was dismissed with prejudice on October 25, 2024, pursuant to a stipulation of dismissal. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Moreover, we or our licensor may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products. In addition, counterparties to our consulting, sponsored research, software development and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. In particular, certain software development agreements pursuant to which certain third parties have developed parts of our proprietary software may not include provisions that expressly assign to us ownership of all intellectual property developed for us by such third parties. Furthermore, certain of our sponsored research agreements pursuant to which we provide certain research services for third parties do not assign to us all intellectual property developed under such agreements. As such, we may not have the right to use all such developed intellectual property under such agreements, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain such licenses and such licenses are necessary for the development, manufacture and commercialization of our products and technologies, we may need to cease the development, manufacture and commercialization of our products and technologies.

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

Litigation proceedings may be necessary for us to enforce our patent and other intellectual property rights. In any such proceedings, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights, which could allow third parties to commercialize technology, services or products similar to ours and compete directly with us, without payment to us, or could require us to obtain license rights from the prevailing party in order to be able to manufacture or commercialize our products without infringing such party’s intellectual property rights, and if we are unable to obtain such a license, we may be required to cease commercialization of our products, services and technologies, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. The outcome in any such proceedings is unpredictable.

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

We may fail to satisfy one or more of the Nasdaq Global Select Market requirements for continued listing of our Class A common stock in the future. For example, on July 11, 2024, we notified The Nasdaq Stock Market LLC (Nasdaq) that upon the effectiveness of the resignation of Rachel Haurwitz, Ph.D., we would no longer be in compliance with the Nasdaq Listing Rule 5605(c)(2)(A), which requires that (i) the Audit Committee of the Board be composed of at least three members, and (ii) that one member of the Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5)(iii) of Regulation S-K. During such period of noncompliance, we relied on the cure period provided by the Nasdaq Listing Rule 5605(c)(4)(B). On July 19, 2024, the Board appointed David Hallal to serve on the Audit Committee and determined that he met the requirements to qualify as the “audit committee financial expert” under Item 407(d)(5)(iii) of Regulation S-K. We believe that Mr. Hallal’s appointment resolved any potential non-compliance with the applicable Nasdaq Listing Rules. There can be no assurance that we will be successful in maintaining the listing of our Class A common stock on the Nasdaq Global Select Market, or, if transferred, on the Nasdaq Capital Market. The delisting of our Class A common stock from a national exchange could impair the liquidity and market price of our Class A common stock. It could also materially, adversely affect our access to the capital markets, and any limitation on market liquidity or reduction in the price of our Class A common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of November 4, 2024, the holders of our Class B common stock hold in the aggregate 42.4 % of the voting power of our capital stock, which may increase from time to time.

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

In addition, regulations and standards relating to corporate governance and public disclosure, including SOX, and the related rules and regulations implemented by the SEC and Nasdaq have increased legal and financial compliance costs and make some compliance activities more time-consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table represents a month-to-month summary of information with respect to purchases of common stock made during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 - July 31	1,665,811	$1.83	1,665,811	$18,222
August 1 - August 31	1,066,339	$1.74	1,066,339	$16,366
September 1 - September 30	978,030	$1.73	978,030	$14,673
Total	3,710,180	$1.78	3,710,180

(1)
All shares of common stock were retired upon repurchase.
(2)
Average price paid per share excludes broker commissions and taxes.
(3)
On May 3, 2024, the Company’s Board of Directors approved the Share Repurchase Program under which the Company is authorized to purchase up to $25.0 million of its issued and outstanding Class A common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 4, 2024, Deep Nishar, a member of the Board of Directors of the Company, entered into a Rule 10b5-1 trading plan. Mr. Nishar’s plan provides for the sale from time to time of an aggregate of up to 35,424 shares of Class A common stock. The trading plan will expire on June 13, 2025, or earlier if all transactions under the trading plan are completed. Mr. Nishar’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

Other than as disclosed above, no other officer or director, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the quarter ended September 30, 2024.

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

SEER, INC.

Date: November 6, 2024	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ David R. Horn
David R. Horn
President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)