Form 10-K
period 2024-12-31
Seer, Inc.
filed 2025-03-03
CIK 1726445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 28, 2024, was approximately $95.8 million.

As of February 26, 2025, the registrant had 55,737,066 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 of Class B common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, commercial activities and costs, research and development costs, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
our ability to successfully execute our commercial strategy and attract customers, including our plans for international expansion;
•
the implementation of our business model, strategic plans and pricing for the Proteograph™ Product Suite;
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

PART I.

Item 1. Business

Overview

Our mission is to imagine and pioneer new ways to decode the biology of the proteome to improve human health. Through our product, the ProteographTM Product Suite (Proteograph), we provide researchers with unbiased, deep, rapid and large-scale access to the proteome. With our pioneering development of the Proteograph, its unique capabilities and growing body of scientific evidence, we believe researchers view us as their trusted partner in unlocking novel biological insights that were previously beyond reach. Since our commercial launch in 2021, we have served more than 135 customers in over 20 countries to enable them to drive scientific discoveries and innovation.

The Proteograph is a comprehensive solution that includes consumables, an automation instrument and data analysis software. It leverages our proprietary engineered nanoparticle (NP) technology to provide unprecedented unbiased access to the proteome at scale. The Proteograph has detected over 36,000 proteins across multiple species, and its performance and capabilities have been demonstrated in over 33 peer-reviewed publications, preprints and reviews. With this growing body of third-party validation, a broad range of new customers, including biobanks, biopharmaceutical companies, and academic institutions, are adopting the Proteograph for large-scale proteomic studies, advancing breakthrough discoveries and multi-omics driven precision medicine.

Prior to the Proteograph, interrogating the human proteome was historically challenging due to its complexity, as multiple protein variants can arise from each gene. This complexity stems from various biological processes that contribute to the functional proteome, including transcription, translation, post-translational modifications (PTMs) and protein interactions.

To unravel this complexity, researchers require deep, unbiased population-scale studies. Before the introduction of the Proteograph, the largest published deep unbiased plasma proteomics study, which measured at least 600 proteins, was limited to just 48 samples.

Additionally, traditional proteomic approaches have struggled to provide both depth and scale in studying samples with high dynamic range. Traditional methods fall into two broad categories: (i) unbiased but not scalable; or (ii) scalable but targeted. Traditional deep, unbiased approaches require complex, lengthy, labor- and capital-intensive workflows, restricting their application to small, under-powered studies. Targeted methods, while scalable, are limited to predetermined proteins and lack the peptide-level resolution to accurately differentiate between protein variants within the same biological sample. These limitations have historically forced researchers to choose between study scale and protein coverage depth.

Today, the Proteograph eliminates this trade-off, enabling researchers to conduct deep, unbiased, population-scale studies over time, allowing them to catalog the proteome, explore protein variants, and understand the intricate relationships between the proteome and disease. Our customers have successfully completed deep, unbiased plasma proteomics studies at scale, quantifying thousands of proteins and hundreds of thousands of peptides across thousands of samples. This deeper level of analysis is driving novel insights into disease mechanisms, biomarker discovery, and potential therapeutic targets.

Researchers in both the proteomics and genomics markets are increasingly adopting the Proteograph to bridge the gap between genome, proteome, and disease. The Proteograph facilitates unprecedented unbiased, deep, large-scale studies, complementing genomics research by adding essential functional context to genetic variation. Advances in next-generation sequencing have enabled the sequencing of millions of human genomes and exomes, identifying more than 1.1 billion individual genetic variants, according to the dbSNP database. However, less than 0.3% of these variants have been cataloged in the ClinVar database with a known relationship to phenotype. This lack of functional annotation is partly due to the imbalance between access to genomic and proteomic data. We believe the Proteograph Product Suite is helping to close this gap.

Just as large-scale genomic access has transformed that field, large-scale proteomic access is beginning to do the same—revealing new biological insights, mapping novel protein variants, and advancing disease research, diagnostics, and treatment development. By aligning unbiased genomic data at the nucleotide level with proteomic data at the peptide and amino acid level, researchers can better connect genotype to phenotype. We believe our customers are developing more accurate disease biomarkers for diagnostics and therapeutics, accelerating multi-omics driven precision medicine.

The Importance of Proteomics

Detailed and complex biological information resides within the proteome. Nearly all functions of an organism depend on the interactions between proteins and other biological molecules. Proteins serve as dynamic indicators of health status, disease progression and therapeutic response. As depicted in Figure 1 below, the genome is a static indicator of an individual’s baseline physiology, while the proteome reveals the current physiological state. Despite its importance, the human proteome is relatively unexplored compared to the human genome.

Understanding the functional context of proteins is essential for linking genomic information with phenotypes. However, this connection remains limited, as the vast majority of genetic variants lack functional context at the protein level. We believe that enabling researchers to generate large-scale, integrated proteomic and genomic data will enhance their understanding of the relationship between variation, function and biology.

Figure 1: Utility of genomic vs. proteomic information. Over one million human genomes have been highly characterized with over 1.1 billion variants, but they have low utility and represent a static indicator of risk. The human proteome is far less characterized, but has a much higher utility as a dynamic indicator of health status.

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

Similar to genomics, we believe that peptide-level resolution is crucial to the discovery of novel content and new biological insights. One example is alternative protein isoforms arising from the same gene locus. At the transcriptome level, these alternative transcripts are known as spliceforms. Most human genes can produce more than one protein spliceform and, according to the Ensembl genome database project, as many as 70,000 protein spliceforms are generated by more than 23,000 human genes through alternative splicing. If we account for additional spliceforms at the population level, arising from genetic variants and somatic variants including those responsible for cancers (which affect RNA processing), the number is much larger. Affinity-based approaches generally cannot differentiate between spliceforms, whereas unbiased MS-based approaches survey proteins at the peptide level, enabling differentiation between spliceforms.

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

Figure 3: Identification of peptide-level variants of BMP1 enabled by an unbiased approach. Peptide-level identification reveals individual BMP1 variants, showing an opposite pattern of differential expression in the short vs. long variants of BMP1 in individuals with non-small-cell lung cancer (NSCLC) compared to normal controls.

Peptide-level resolution is especially important in proteogenomic analyses, where the presence of allelic variants within proteins confounds affinity-based proteomics methods. In recent work, Karsten Suhre and colleagues in collaboration with our team conducted the first deep, large-scale mass spectrometry (MS)-based genome-wide association search (GWAS) for protein quantitative trait loci (pQTLs) (Suhre et al.). In addition to discovering 252 pQTLs across a discovery cohort of 1,260 American participants and a replication in 325 individuals from Asia with diverse ethnic backgrounds, Suhre et al. investigated 200 of the strongest cis-pQTLs previously identified using two separate leading affinity-based technologies, which were applied to a cohort of 36,000 Icelandic participants and a cohort of 55,000 UK participants, respectively. Suhre et al. found that up to one third of the affinity proteomics pQTLs may be affected by epitope effects and, therefore, be false positive identifications due to the presence of protein allelic variants that disrupt or alter the binding of the affinity reagent to the protein surface. Another third of the 200 analyzed pQTLs were confirmed by Seer-based MS proteomics. These findings are consistent with the hypothesis that genetic variants induce changes in protein expression. This study demonstrated the ability of peptide-level resolution in distinguishing between true pQTLs and putatively false identifications of affinity-based proteomics technologies, suggesting that many more pQTLs remain to be discovered using MS-based platforms.

Figure 4: The ability of peptide-level resolution to validate affinity-based pQTL identifications. The 100 strongest pQTLs identified in a cohort of 55,000 participants in UK Biobank are scored by Seer MS data obtained in a discovery cohort of 1,260 American participants and a replication cohort of 325 Asian participants. In the x-axis, each of the 100 pQTLs is sorted by statistical significance in UK Biobank, left being the most significant; in the y-axis, each pQTL is scored according to peptide-level evidence in Seer data, with 1.0 being the highest level of evidence. The pQTLs marked green were found by another affinity-based platform performed in a cohort of 36,000 Icelandic participants; such pQTLs are highly reliable, being independently discovered in two cohorts by two technologies. Almost all highly reliable pQTLs are scored highly by Seer data; conversely, pQTLs that are scored low are likely to be false discoveries, potentially due to epitope effects induced by the presence of protein allelic variants that alter the binding of the affinity reagent to the protein surface.

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

Typically, nanoparticles have a diameter in the tens to hundreds of nanometers, much smaller than a human hair, which has a diameter of 80,000 nanometers. When nanoparticles come into contact with a biological sample, a thin layer of intact proteins rapidly, selectively and reproducibly adsorbs onto their surface, forming what is called a protein “corona.” Additional intact proteins can also bind directly to proteins already attached to the nanoparticle through protein-protein interactions (PPIs), and intact protein complexes may also attach to the nanoparticle directly. Our engineered NPs capture intact proteins across the dynamic range without requiring prior knowledge of proteome composition or designing the assay for specific protein targets. In combination with an unbiased MS readout, they reveal molecular information at the peptide level revealing protein variants. At binding equilibrium, which occurs within minutes after our NPs encounter a biosample, the selective sampling of proteins by our NPs is robust and highly reproducible.

Figure 5: Nanoparticles allow unbiased interrogation of proteoform diversity. Our nanoparticle technology leverages engineered physicochemical properties to reproducibly bind to proteins without prior knowledge, forming a protein corona.

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

By incorporating our nanoparticles in an assay, we achieve a representative and thorough sampling across the dynamic range of the proteome, from high- to low-abundance proteins. In this way, we have successfully replaced complex laboratory workflows for the enrichment of samples for deep, unbiased MS, enabling the capture of thousands of proteins from biofluids for large-scale proteomics studies. Nanoparticles can interrogate almost any solubilized biological sample, including cell or tissue homogenates, blood or blood components (such as plasma or serum), urine, saliva, cerebrospinal fluid and synovial fluid. This versatility, we believe, strongly suggests that a vast universe of different nanoparticles with different physicochemical properties could be employed across a broad range of sample types, to selectively, reproducibly and deeply sample the proteome in an unbiased way.

We have validated our NP technology and the principle of protein corona formation as a robust and reproducible method to deeply and broadly profile the proteome in a high-throughput manner. We have characterized our technology and its performance in three peer-reviewed publications: Nature Communications (Blume et al.), PNAS (Ferdosi et al.), and Advanced Materials (Ferdosi et al.).

The Proteograph Product Suite

The Proteograph Product Suite is an integrated solution consisting of consumables, an automation instrument, and data analysis software to perform unbiased, deep proteomic analysis at scale in a matter of hours. We designed the Proteograph workflow to be efficient and easy-to-use, and to leverage common laboratory instrumentation to enable adoption in both centralized and decentralized settings, making deep, unbiased proteomics accessible to nearly any lab.

The Proteograph consumables consist of our NPs and all other consumables necessary to assay samples in an automated workflow on our SP100 automation instrument. Our automated workflow is custom configured for researchers to assay samples in approximately eight hours, which includes approximately 30 minutes of hands-on time and seven and a half hours of automated instrument time. The output from the Proteograph workflow consists of peptides ready to be processed and evaluated on an MS instrument. The Proteograph Product Suite is detector agnostic and, we believe, will be adaptable to other protein detection instruments in the future. The MS component of the Proteograph workflow is either provided by the researcher’s laboratory, can be outsourced to a third-party provider, or be run through the Seer Technology Access Center (STAC), which is our in-house service program. The Proteograph Analysis Suite, a data analytics software suite, provides quality control and allows researchers to analyze and interpret the output from the system to gain insights from their data.

Figure 6: Proteograph Product Suite comprises consumables, an automation instrument, and software.

Prior to the Proteograph, conducting deep, unbiased proteomic studies at scale was not possible due to three primary bottlenecks:

•
Workflow: Researchers had to make tradeoffs between depth of coverage and scale of studies. Studies of scale could only sample a few hundred higher abundant proteins and process tens of samples due to the complicated nature of the workflows, which were not standardized across research labs. However, we addressed this bottleneck with the introduction of the Proteograph SP100 instrument and assay.
•
Data Analysis: Processing more than a few hundred samples was challenging due to limitations of data processing and analytical methods. We believe the Proteograph Analysis Suite is the first cloud scalable MS proteomics analysis solution capable of scaling to over tens of thousands of samples.
•
Detector: MS manufacturers are continuously improving the performance of their instruments. When paired with our Proteograph Product Suite, performance is significantly amplified, allowing researchers to conduct unbiased, deep population-scale proteomic studies for the first time.

Figure 7: Seer is continuously innovating to address bottlenecks across the MS proteomics workflow and enhancing products to improve performance.

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

The ready availability of non-particle reagents, combined with our ability to efficiently design and fabricate different NPs with different physicochemical properties, greatly facilitates the development and production of future iterations or additional versions of the Proteograph assays to address potential customer needs, such as expanded protein coverage or specialized assays, including potential assays that can be used with clinical products.

In the first quarter of 2025, we announced a new supported application on Proteograph XT for cell lysate proteomics, bringing the power of the Proteograph to intracellular proteomics. High-value and difficult-to-characterize protein compartments can now be studied more extensively. With Proteograph XT Cell Lysate, we see substantial increase in protein coverage compared to conventional MS-based cell lysate analysis across a range of protein types including cell membrane proteins, DNA binding proteins, transmembrane proteins, and receptor proteins.

Figure 8: Proteograph XT Cell Lysate enables customers to move beyond plasma proteomics and delve deeper into the intracellular proteome. Proteograph XT Cell Lysate more deeply interrogates and identifies proteins across several intracellular compartments compared to conventional MS-based cell lysate analysis.

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

The Proteograph workflow is driven by the Instrument Control Software (ICS) on the SP100 automation instrument. The workflow has been configured to process one full 96-well plate at a time, in just eight hours, processing 40 samples in parallel. The output of the Proteograph workflow consists of peptides that are quantified, dried, and can be reconstituted when ready for injection into a MS. MS provides quantitative unbiased detection, either on an instrument provided by the user, or sent out for MS analysis to a third-party provider.

Software

The Proteograph Analysis Suite (PAS) is designed for ease-of-use and efficiency to help users arrive at insights quickly. To accommodate varying customer needs and scalability, we have designed the PAS to be cloud-based and, in the future, to be available via more localized solutions that accommodate different customer types and geographies. The PAS offers a predefined workflow for data management and analysis, leveraging publicly available MS data analysis tools as well as our own proprietary analysis tools. Without the PAS, proteomics analysis requires expert knowledge and a scalable high-performance computer infrastructure. We believe that the PAS can accelerate adoption of the Proteograph among non-experts by providing an intuitive user interface that automates data handling, simplifies processing and analysis and provides access to a scalable infrastructure that can be used by any lab.

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

In 2024, the latest version of the PAS introduced a completely updated user interface, offering a more intuitive and professional experience for users. The update includes a completely revamped interface for the cohort analysis tools that expands functionality and makes it easier for users to generate biologically relevant information from their datasets. As we continue to improve and extend our product portfolio, we expect to continue to expand the capabilities and features in the PAS as well.

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

In a head-to-head experiment, Thermo ScientificTM directly compared the breadth of the Proteograph Product Suite to other unbiased proteomics methods using the same biological sample. Neat plasma, which represents the simplest form of unbiased proteomic analysis requiring minimal processing time using another method, resulted in a depth of coverage of 767 proteins. Using the Proteograph Product Suite, Thermo ScientificTM detected 6,033 proteins in plasma, representing 8.0x expansion in depth of protein coverage.

In another study performed by PrognomiQ, a 2021 spinout of Seer, across a set of 2,840 plasma samples, approximately 13,000 proteins were identified.

Protein Groups
~13,000
8x
6,033
767
48 minutes
Astral neat plasma
1 sample
48 minutes
Proteograph XT + Astral
1 sample
33 minutes
Proteograph XT + Astral
2,840 samples

Figure 9: Proteograph XT demonstrates an 8.0x expansion in depth of coverage compared to neat plasma. In a study performed by PrognomiQ across 2,840 plasma samples, approximately 13,000 proteins were identified.

The Proteograph is not limited to a defined set of proteins, and samples across the dynamic range of proteins and protein variants that may be present in biosamples. We have exemplified the utility of the Proteograph in studying secreted proteins across several different sample types, including cell or tissue homogenates, blood or blood components (such as plasma or serum), urine, saliva, cerebrospinal fluid, synovial fluid and conditioned media. Importantly, the Proteograph protein data is obtained using an MS detector, which is the gold standard for proteomics, and data is conventionally reported with a less than one percent False Discovery Rate (FDR). This means that the reported proteins are identified with over 99% confidence.

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

•
Accuracy of measurement. This capability measures how close the measured abundance of a protein is to the true abundance in a sample. The measurement of the true abundance of a large number of proteins at the protein variant level at scale is not possible, so we use the ratio of abundances in two samples to demonstrate the accuracy of protein abundance measurement. We demonstrate the accuracy of protein abundance measurement by mixing two different plasmas in different ratios and measuring the relative MS signal intensity. By spiking human plasma with bovine plasma, the Proteograph can detect and quantify peptides that are unique to the bovine proteome. Peptides differ between the two species because of genetic differences that result in detectable changes at the amino acid level. By mixing the two plasma samples, the Proteograph can make measurements across thousands of peptides, highlighting the real-world accuracy of the Proteograph Product Suite. Panel A of Figure 11 shows how the change in MS intensity or intensity fold change varies when mixing the two plasmas at different ratios. Panel B of Figure 11 shows the results of this experiment, looking at threefold changes: 2X, 5.5X, and 11X. At each level, the dashed line is the expected fold change. The gray bars represent the distribution of bovine unique peptides for a neat plasma workflow, the dark blue bars represent the unique bovine peptides detected by both the Proteograph and the neat workflow and the teal bars represent all unique bovine peptides detected by Proteograph. In all cases, the median of each distribution is close to the dashed line, indicating that the median fold change is close to the expected value.

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

•
Reproducibility of measurement in large studies. Reproducibility, also referred to as precision, is a measure of the consistency of protein abundance measurements (i.e., MS measured intensity) between repeated measurements of the same sample. A higher reproducibility indicates lower noise, which reduces the number of samples required to observe a true fold change in the study. Reproducibility is usually measured as the coefficient of variation (CV%), which is the standard deviation divided by the mean multiplied by 100. A lower CV% represents a more precise measurement. The CV across individual components of the workflow, including the Proteograph instrument and the MS instrument, aggregate to form the overall CV% of the workflow (Figure 12; left panel). The typical CV% of MS instrumentation, derived by running the same peptide mixture in consecutive MS injections, is approximately 10%. Using the Proteograph assay to make protein measurements within a single plate adds approximately 7%, for a total CV of about 17%. Running a study across multiple plates and days adds further MS and Proteograph variability for a total system CV% of approximately 20%. Using data acquired over a long-running study, the Proteograph can derive power curves illustrating the power to detect fold changes of different sizes (Figure 12; right panel). For example, 1.5-fold and two-fold changes in protein abundance can be detected with 90% power in sample sizes of 192 and 66, respectively. Typical biological cohorts are much larger than this to capture biological variability and so we believe that the reproducibility of the Proteograph is well-calibrated for biomarker discovery and clinical proteomics.

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
•
Performance relative to other plasma proteomics technologies. A 2024 head-to-head comparative study conducted by Dr. Joshua Coon, a professor at University of Wisconsin, demonstrates the performance of the Proteograph Product Suite against five other plasma proteomic technologies and methods (Beimers et al.). Using five technical replicates of the same plasma sample (BioIVT) on each method, the study shows the Proteograph assay provides the greatest proteomic depth across the six technologies and methods tested. While providing much higher numbers of proteins, the Proteograph assay also provides the greatest reproducibility of all methods except neat. Against neat, the Proteograph has slightly worse reproducibility, but does so while quantifying almost 8-fold greater number of proteins including low abundance proteins.

Figure 13: (A) Across six technologies and methods tested, the Proteograph provides the highest performance in protein identification across all replicates and within each replicate. (B) Demonstrates the reproducibility performance of each method by evaluating the median coefficient of variation (CV) values for proteins detected across all methods. A lower CV value indicates a higher degree of reproducibility.

The Advantages of the Proteograph Product Suite

We believe the Proteograph Product Suite and its underlying NP technology have unique advantages:

•
Leading automated solution to enable unbiased, deep, rapid and large-scale access to the proteome. We pioneered the commercial development of unbiased sample enrichment for MS-based plasma proteomics. We believe we have become the trusted partner to our customers worldwide. While other solutions have been introduced since our commercial launch, we believe none can replicate the performance delivered by the Proteograph Product Suite.
•
Provides unique insight into protein variation at the peptide level, with a depth and scale that sets a new standard for unbiased and deep proteomics. The Proteograph’s ability to capture protein variations at scale enables synergistic insights when combined with genomic variations, yielding informative individualized models of biology at population scale.
•
Allows for wide adoption by customers in both decentralized and centralized settings. The Proteograph Product Suite is an integrated solution that includes consumables, an automation instrument and data analysis software, and was designed to deliver ease-of-use, efficiency, robustness and reproducibility of results and to complement existing laboratory infrastructure. Its simple and integrated workflow enables the customer to use their own MS instrument or leverage a widely available installed base of MS instruments. We believe these features will facilitate broad adoption of the Proteograph solution across a variety of laboratories and institutions in both decentralized and centralized settings.
•
Offers a core technology with the potential for development of a range of products, applications and platforms. Our diverse library of NP surfaces can support the development of new products catering to various applications and customer needs. We are using machine-learning techniques and conducting large-scale analyses to understand relationships between NP surfaces and protein binding to design future products.

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

The Applications of the Proteograph Product Suite

We believe the ability to generate unbiased, deep, proteomic data at scale, with rich content at the protein variant level, has a wide range of applications in proteomics, including basic research and discovery, translational research, diagnostics and applied markets. This data can be used in many of the same application areas as genomics data, as well as proteomics applications that are uniquely possible with unbiased proteomic data, and in new applications that the field will develop in the future.

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

Basic Research and Discovery Applications

We believe that the Proteograph is a valuable tool for researchers across a wide range of basic research and discovery applications, including cataloging protein diversity, proteogenomics and exploring the interactome. Studies in these areas are currently limited in scale by the complexity of unbiased methods or the limited set of affinity-based reagents available for biased methods. The Proteograph Product Suite is designed to enable the use of unbiased proteomic data at scale, which we believe will greatly accelerate these areas of basic research and discovery.

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

In 2024, we launched the Protein Discovery Catalog on our website with the goals to remove barriers to access, empower researchers, and drive new lead generation. The Protein Discovery Catalog is a fully-accessible, searchable catalog with over 36,000 proteins across multiple species and over 10,000 human proteins across 1,900 Reactome biological pathways. This catalog is our first published index of the unprecedented depth of empirically observed proteins captured by the Proteograph to date.

Proteogenomics

Proteogenomics is a rapidly growing field of research that integrates genomic and transcriptomic information with proteomic information, using personalized protein sequence databases to identify novel peptides. The Proteograph generates large-scale unbiased proteomic data at peptide-level resolution, enabling researchers to map protein variants to genomic variants, advancing the field of proteogenomics. Researchers are conducting large-scale proteogenomic studies with the Proteograph to provide functional information to existing genomics and gene expression information.

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

Biomarker Discovery

Currently, de novo biomarker discovery research is limited by the size of unbiased studies or is targeted in nature. These approaches have yet to uncover the large number of potential single biomarkers or combinations of markers for a range of clinical applications. The Proteograph is enabling the discovery of biomarkers through large-scale, unbiased and deep proteomics studies.

Utilizing a $2 million Small Business Innovation Research grant to the Company and Massachusetts General Hospital (MGH) from the National Institute on Aging (NIA), researchers from the Company and MGH conducted a study that analyzed 1,800 plasma samples comprising both controls and individuals diagnosed with cognitive decline, including Alzheimer’s Disease (AD) (Lacar et al.). The samples were collected over a 10-year period, allowing the researchers to investigate proteins associated with the progression of, or protection against, cognitive decline. When comparing the AD affected individuals with controls, researchers identified 138 proteins that were up or down regulated in AD individuals. Of these 138 proteins, only 44 have been previously associated with AD. The remaining 94 represent putative biomarkers of AD, potentially highlighting new biological insight.

Researchers used clinical information to identify the point of significant cognitive decline and determined proteins that separated the population into fast and slow decliners. Researchers identified eight such significant proteins and are now investigating how these results may be advanced to develop a score indicating the likelihood of cognitive decline in a particular timeframe. One such example is shown in Figure 14 below. Higher abundance of this protein is associated with greater probability of cognitive decline.

We believe such studies are uniquely made possible using deep, unbiased proteomics at scale using the Proteograph Product Suite because 55% of these 138 proteins are not present on a commercially available high-plex affinity based panel and there is no other practical way to do a deep unbiased proteomics study on 1,800 plasma samples other than leveraging the Proteograph Product Suite.

Figure 14: Shows the probability of no decline as a function of follow up time. Higher levels of the protein are associated with higher probability of decline.

Diagnostic Applications

We believe that the Proteograph Product Suite also holds significant diagnostic potential. The unbiased, deep and scalable proteomic data generated by the Proteograph has the potential to create ecosystems, similar to the way in which next-generation sequencing (NGS) enabled genomics-based diagnostics for cancer and rare genetic diseases. We expect that companies in the healthcare testing space, including our spin-out PrognomiQ, will utilize the Proteograph solution, and we are committed to supporting all of our customers as the ecosystem grows, not only in their basic research and translational research applications but also as they develop their own diagnostic applications.

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

As illustrated in Figure 15 below, the proteomics data performs extremely well with an AUC of 0.91. Adding the other multi-omics data increased AUC to 0.96. PrognomiQ believes this classifier represents a potentially best-in-class performance by achieving a sensitivity of 80% for stage 1 and 89% for all stages of lung cancer at 89% specificity.

Figure 15 below shows the top features contributing to the classifier ranked by their importance. The top features are heavily enriched for those derived from unbiased proteomics utilizing the Proteograph assay. Figure 15 indicates where these proteins fall in the standard plasma concentration curve, and indicates that they are across the entire dynamic range. Therefore, we believe that the capabilities of the Photograph platform to provide deep, unbiased, proteomics at scale could be used to develop this classifier.

Figure 15. Shows results from a study performed by scientists at PrognomiQ, using deep, unbiased proteomics as part of a multi-omics based blood test for early-stage lunch cancer detection.

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

Applied Applications in Agriculture, Animal Health, and Bioprocessing

We see significant opportunities for the Proteograph solution to be applied in areas beyond human health, including areas where broad-scale genomics is being widely applied today, and applications where proteomics can uniquely enable the creation of end-markets. We believe that unbiased, deep and large-scale proteomic information, which can be enabled by the Proteograph, can complement and extend the value of genomics, transcriptomics and metabolomics information in fields such as agriculture, animal health and bioprocessing.

Given the robustness of the Proteograph Product Suite and its ability to work across species, we have seen significant interest and customer adoption of the Proteograph Product Suite for use in model organisms for research and the animal health markets to pursue opportunities in diagnostic and therapeutic development. We have already demonstrated the application of the Proteograph Product Suite in projects and studies that include mouse, monkey, pig, feline, chicken, canine, baboon and bovine plasmas.

In addition, we have seen increasing interest in utilizing the Proteograph in bioprocessing applications. We have certain customers who have run pilot studies with the Proteograph to enhance their liquid chromatography-mass spectrometry (LC-MS) techniques for comprehensive host cell protein (HCP) analysis. While conventional LC-MS is emerging as a versatile technique to identify and quantify HCPs, it is challenged by the inherently large dynamic range of HCPs compared to biologics. By coupling LC-MS with the standard Proteograph XT workflow, researchers identified 4-6x more HCPs for NIST monoclonal antibody (NIST 8671) without the need for additional sample pre-processing steps, providing consistent reproducibility and enhanced sensitivity without sacrificing precision.

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

Affinity-Based Approaches | Low Correlation for the Same Protein (0.38)

Three Protein Variants
Epitope Location Unknown

Protein altering variants
PAV
Asn
Pro
PAV
Ser
Pro
Single nucleotide variants
A T G C G A C T

Figure 16: Sources of variation. Left panel is a graphical summary of factors contributing to variation in the affinity-based discovery of the plasma proteome. Right panel schematically describes reasons for differences in binding profile of aptamer and antibody-based proteomic profiling (PAV protein altering variant; SNV single-nucleotide variant). Adapted from Pietzner et al.

In a paper published in Nature Communications, Pietzner et al. from the University of Cambridge experimentally demonstrated the limitations of two distinct commercially-available affinity-based approaches. Specifically, the authors show that protein-altering variants can affect ligand binding, that is, each affinity-based platform interacts differently with the same protein, depending on the epitopes to which its ligands are binding. On average, the correlation between the two commercially-available affinity-based methods was 0.38. The distribution of correlations across all proteins is bimodal, with some proteins having a very good correlation, and others have a correlation close to zero (as shown in Figure 17 below). The authors attribute this poor correlation to differences in epitope binding between platforms and interference from protein-altering variants. These limitations underscore the importance of studying proteins with peptide-level resolution using a technology that is quantitatively robust in identifying protein variants.

Figure 17: Distribution of correlation coefficients across 937 mapping aptamer–antibody pairs (n = 871 unique protein targets). Adapted from Pietzner et al.

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

Limitations of Traditional Unbiased Approaches to Proteomics

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

MS is a widely used technique for unbiased discovery, basic research and clinical applications, and is considered the gold standard for protein identification. However, the wide dynamic range of protein concentrations in plasma and other biological samples has previously required complex, upfront sample preparation workflows prior to MS analysis, involving depletion of abundant proteins and fractionation of the remaining proteins and peptides. Deep unbiased proteomics analysis of complex biosamples at scale has not been feasible for wide adoption by researchers due to the high complexity, cost and time requirements. For example, in a state-of-the-art deep unbiased plasma proteomics study in 2017 prior to commercial availability of the Proteograph Product Suite, Keshishian et al.depleted the most abundant proteins with immuno-affinity columns and then separated remaining peptides by multiple and complex chromatographic steps and MS injections. The study identified 4,500 different proteins across 16 samples but took months to complete.

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

Markets

We believe that the Proteograph Product Suite has two primary near-term markets: the approximately $27 billion global proteomics market, and the $28 billion global genomics market, as reported by Allied Market Research and Technavio, respectively. The proteomics market is estimated by Allied Market Research to have spent approximately $21 billion on reagents, $4.5 billion on instruments, and $1.5 billion on services in 2022. We are competing in the proteomics reagent and instrument markets, while our STAC and Centers of Excellence (COEs) service providers address the services opportunity. Similarly in the genomics market, we are attracting spend on both products and services as genomic customers link genotype to phenotype by supplementing existing genomic data with proteomics data.

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

Our Growth Strategy

Our mission is to imagine and pioneer new ways to decode the biology of the proteome to improve human health. Our growth strategy is to:

•
Continue building evidence in the market to demonstrate the Proteograph’s differentiated abilities to deliver unique, actionable biological insights. Since our commercial launch in 2021, our market development efforts have been focused on creating a body of evidence to support unbiased, deep proteomics at scale by establishing relationships with key thought leaders. Since our launch of the Proteograph, these efforts have translated into a strong foundation of evidence, with 33 publications, preprints and reviews demonstrating the performance of the Proteograph to date. As evidence continues to increase as Proteograph adoption grows, we are also transitioning from being a pioneer in unbiased, deep proteomics at scale to being a trusted partner for discovery and translational research.

Moving forward, in order to expand and accelerate demand for our products, we are investing in market development activities to educate prospective customers, funding bodies, commercial entities, government-sponsored multi-omics programs, and other stakeholders of the importance of large-scale unbiased and deep proteomic data. This effort includes collaborations with key opinion leaders (KOL) to generate scientific data, presentations, and peer-reviewed publications. Additionally, we are strategically investing in market development activities such as sponsorship of targeted projects, joint publications and seminars, and industry partnerships.

•
Expand our user base by continuing to enhance access to the Proteograph. As our body of evidence grows, we expect customer adoption to accelerate. We are intensely focused on removing barriers for customers to access Proteograph data to support their research activities. We have established several channels for customers to access the Proteograph either through our direct sales team, STAC services, COEs service provides, international channel partners, and strategic commercial partnerships.
•
Direct Sales: In North America, the United Kingdom and select countries of the European Union, we have direct sales and customer experience personnel, including Regional Business Managers (RBM), Field Application Scientists and Field Service Engineers. In addition to these direct personnel, we have marketing, customer experience and technical support personnel located in our offices in Redwood City and San Diego, California.

In 2024, we doubled the size of our commercial team across Marketing, Sales, and Customer Experience to support growing demand, with the goal of expanding our direct sales efforts and delivering an exceptional customer experience. We believe these efforts will allow us to deliver substantial value to our customers, build long-term customer loyalty, enhance our competitive differentiation and, importantly, use our customer relationships to gain insights that inform our product development to grow our offerings in ways that will benefit our customers.

Additionally, to reduce customer capital investment barriers, we launched the Strategic Instrument Placement Program (SIPP) in 2023 to enable customer access to our Proteograph without the need for an upfront capital investment. With an upfront purchase of consumable kits, we loan the instrument for a defined period of time with an option to purchase at the end of the loan term. This is allowing customers to utilize available operating budget without the need to access capital budget in the short term.

•
Seer Technology Access Center (STAC): In June 2023, we announced the formation of the STAC to provide access to our Proteograph workflow, coupled with Thermo ScientificTM OrbitrapTM AstralTM MS, on a fee-for-service basis. The STAC’s primary purpose is to lower the barriers to access for customers who want access to data produced by these technologies. Given the success of and strong demand for STAC, in May 2024, we announced the opening of our second STAC location in Bonn, Germany, in partnership with LIFE & BRAIN GmbH.
•
Centers of Excellence (COE): We have partnered with eight select service facilities and core labs globally to be COEs for the Proteograph. These customers provide fee-for-service capabilities that allow third-party customers to access proteomic data from the Proteograph Product Suite using their own samples. We expect that these COEs will actively promote the Proteograph solution and its capabilities, help us further raise awareness, and increase the accessibility of the Proteograph to a wider range of customers.
•
Channel Partners: We continue to expand geographically to enable access in key international markets. In addition to our existing distributor in China, we added new distributors and channel partners in Australia, Eastern Europe, Israel, Japan, and South Africa. These partners will help educate, develop and expand the market for the Proteograph Product Suite in their respective regions.

•
Commercial Partnerships: In November 2024, we announced a co-marketing and sales agreement with Thermo Fisher Scientific, who will now be able to directly quote and sell the Proteograph Product Suite along with the OrbitrapTM and AstralTM. This partnership, expected to operationalize in early 2025, will expand and accelerate accessibility to the best-in-class deep, unbiased proteomic workflow to life science researchers worldwide and create a seamless sample-to-data experience for customers. Additionally, we will collaborate with Thermo Fisher Scientific on marketing activities and joint research and population-scale studies.
•
Enable and deliver large cohort studies to accelerate the market for deep, unbiased, proteomics at scale. In 2024, our customers and KOLs delivered high-impact publications that demonstrate the Proteograph’s performance, differentiation, and ability to deliver novel insights through at-scale studies. We are in discussions with key biobanks and precision medicine-focused customers to power population-scale, unbiased, deep proteomic studies through our Proteograph platform and STAC. For the first time, scientists will be able to generate peptide-level molecular data from large cohorts, which we believe will unlock new biological insights and help usher in the next era of multi-omics driven precision medicine.
•
Innovate continuously to develop and commercialize additional transformative products to break down MS proteomic workflow barriers, access the proteome, and accelerate our understanding of biology. We aim to continuously innovate and develop new products, applications, workflows and analysis tools that simplify and accelerate researchers and clinicians’ ability to generate proteomic data and to connect proteomic data to genomic and transcriptomic data that drive novel biological insights. As leaders in NGS have demonstrated, our sustainable advantage will come from continual development and commercialization of new products and applications based on our technology. We will drive innovation through both internal R&D projects and from collaborations with customers and partners.

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

Automation Instrument

We designed the SP100 automation instrument and have outsourced its manufacturing to Hamilton Company, a leading manufacturer of automated liquid handling workstations. We entered a non-exclusive agreement with Hamilton that covers the manufacturing of the SP100 automation instrument and its continued supply on a purchase order basis. Starting in January 2025, we renewed the agreement under an extended term through December 2027. Following this extended term, the agreement will automatically renew annually for a maximum of two one-year renewal periods. Hamilton has represented to us that it maintains ISO 9001 and ISO 13485 certification.

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

Current companies that provide proteomics products include Agilent Technologies, Bio-Techne, Bruker, Danaher, DiaSorin and Thermo Fisher Scientific. There are also a number of companies that provide proteomic analysis services. In addition, multiple emerging growth companies have developed, or are developing, proteomics products, services and solutions, such as Alamar Biosciences, Nautilus Biotechnology, Quanterix, Quantum-Si and Standard BioTools.

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

For example, in some cases, our customers may use our RUO products in their own laboratory-developed tests (LDTs) or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. In August 2020, the Department of Health and Human Services (HHS) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. In May 2024, the FDA issued a final rule that phases out its enforcement discretion for most laboratory-developed tests (LDTs) and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. This final rule is being challenged in federal courts. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including this LDT final rule. Further, the new presidential administration, including new leadership at the FDA, may issue new policies and regulations that can impact the compliance status of our products or that of our customers.

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

As of December 31, 2024, we owned or exclusively licensed over 200 issued patents and patent applications worldwide. Our intellectual property portfolio includes patents and patent applications directed to proteomic assays, nanoparticle chemistry, data analysis and automation instruments. Our owned or exclusively licensed patents and patent applications, if issued, are expected to expire between 2023 and 2045, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

We exclusively license U.S. patents and patent applications, as well as ex-U.S. patents and pending patent applications from The Brigham and Women’s Hospital (BWH). These patents and patent applications are directed to methods for identifying a biological state, including classification and early detection of cancers and other diseases, using nanoparticle and biosensor compositions, as well as other nanoparticle compositions. Our in-licensed patents and patent applications, if issued, are expected to expire between 2034 and 2037, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

Scientific Advisory Board

We have assembled a highly-qualified scientific advisory board composed of advisors who have deep expertise in the fields of nanotechnology, proteomics, genomics, medicine, regulatory compliance and data science. Our scientific advisory board is composed of Robert Langer, Sc.D., Charles Cantor, Ph.D., Steven Carr, Ph.D., Joshua Coon, Ph.D., Luis Diaz, M.D., Vivek Farias, Ph.D., Chris Mason, Ph.D., Mark McClellan, Ph.D., Gary Patti, Ph.D., Jennifer Van Eyk, Ph.D., M.D., and Bruce Wilcox, Ph.D.

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

As of December 31, 2024, we had 134 employees based in North America, the European Union and the United Kingdom. Many of our employees are highly educated, holding masters and doctorate degrees. None of our employees is represented by a labor union or covered under a collective bargaining agreement.

Diversity, equality and inclusion awareness were a part of our 2024 human capital strategy. As of December 31, 2024, 57% of our employees were women and/or people of color.

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

Backman, J.D. et al. Exome sequencing and analysis of 454,787 UK Biobank participants. Nature 599, 628–634 (2021).

Beimers W, Overmyer K, et al. A Technical Evaluation of Plasma Proteomics Technologies. (bioRxiv).

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

Lacar, B et al. Identification of Novel Biomarkers for Alzheimer’s Disease and Related Dementias Using Unbiased Plasma Proteomics (bioRxiv).

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

Suhre, K. et al. A genome-wide association study of mass spectrometry proteomics using the Seer Proteograph platform (bioRxiv).

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

We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $86.6 million and $86.3 million in 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $392.4 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite and related products and services, including sales and marketing, manufacturing and operations costs, and research and development efforts for products and services. These efforts may prove more costly than we currently anticipate. While we have generated product and service revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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
•
global supply chain interruptions; and
•
general industry, economic and market conditions such as inflation, interest rates, bank failures and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Volatility and disruptions in the capital and credit markets could have an adverse effect on our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the Proteograph Product Suite and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy, rising inflation, rising interest rates, or bank failures could strain our customers’ budgets or cause delays in their payments to us. Additionally, there is ongoing uncertainty regarding the new U.S. presidential administration’s economic and other policies and priorities, such as potential changes in trade restrictions or relationships, tariffs and exchange controls, and potential retaliatory tariffs by other countries. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations, and financial condition, and cause the stock price of our Class A common stock to decline.

Adverse developments affecting the financial services industry could impair our ability to access our cash, cash equivalents and investments and to timely meet our financial obligations to our vendors and others.

Adverse developments affecting the financial services industry, many of which may be beyond our control, could impair our ability to access our cash, cash equivalents and investments and to timely meet our financial obligations to our vendors and others. If banks and financial institutions with whom we have relationships experience liquidity issues, become insolvent, or enter receivership, we may be unable to access, and we may lose, some of or all our cash, cash equivalents and investments to the extent those funds are not protected by Federal Deposit Insurance Corporation or Securities Investor Protection Corporation insurance. We regularly maintain cash, cash equivalents and investments that exceed insurance limits or are not insured, and the factors above or other related or similar factors not described above could have a material adverse effect on our financial statements and our vendor and other relationships, and cause the price of our Class A common stock to decline.

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

The departure of one or more of our executive officers, senior management team members, or other key employees could be disruptive to our business until we are able to hire qualified successors. We do not maintain “key person” life insurance on our senior management team.

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

We are in the early stages of our commercialization plan and our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomiQ. For the years ended December 31, 2024 and 2023, PrognomiQ accounted for 17% and 28% of our revenue, respectively. If one or more customers, including PrognomiQ, terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 11 - Related Party Transactions to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomiQ.

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

In addition, various state, federal and international agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. Recently, budget cuts and layoffs at various federal agencies and programs, including at the National Institute of Health (NIH), have created uncertainty and budget cuts at various research organizations and institutes that rely on NIH funding. There is no guarantee that NIH appropriations will not decrease in the future. A decrease in the amount of, or delay in the approval of, appropriations to NIH or other similar United States or international organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our products. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, results of operations, financial condition and prospects.

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

We face potential risks related to using, handling, storing, importing, exporting, and transferring of biological samples, hazardous materials and substances or chemicals such as reagents in commercial products; the collection, reuse and recycling of waste from products we manufacture and services we provide; and compliance with environmental health and safety regulations.

At our facilities in Redwood City, including our Biohazards Safety Level 2 laboratory, we leverage unit operations to formulate and manufacture our NPs, assemble our consumables, conduct assays and perform mass spectrometer analyses. As we increase the commercial scale, formulation and manufacture of our products using, handling, storing, importing, exporting, and transferring biological samples, hazardous materials and substances or chemicals such as reagents, or if we are unable to repeatably produce our products or perform our services, in compliance with applicable health and safety, and environmental laws, rules and regulations, our operations, including our sales, could be negatively affected. In addition, if we encounter issues in packaging and labeling our consumables, complying with regulations relating to laboratory safety, safety data sheets, handling human samples such as inactive COVID-19 samples, using certain hazardous substances or chemicals such as reagents in commercial products, collecting, reusing and recycling of waste from products we manufacture, or complying with environmental health and safety regulations, our business could be adversely impacted.

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
•
required compliance with U.S. laws such as the U.S. Foreign Corrupt Practices Act (FCPA), and other U.S. federal laws and regulations, including with respect to not doing business with sanctioned parties, as prohibited by the office of Foreign Asset Control;
•
export requirements and import or trade restrictions, including, without limitation, with respect to biological samples, and trade retaliation laws;
•
restrictions on both inbound and outbound cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (CFIUS) and substantial restrictions on investment from China;
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

A portion of our international sales is and will be conducted through third-party distributors, and we will not control their efforts to sell our products. If our relationships with these third-party distributors cannot be established or deteriorate, or if these third-party distributors fail to sell our products, or engage in activities that harm our reputation, our results of operations and business may be negatively affected.

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

In addition, although we intend to require contract terms obligating our distributors to comply with all applicable laws regarding the sale of our products, including regulatory labeling, protection of personal data, U.S. export regulations and the FCPA, we may not be able to ensure proper compliance. If our distributors fail to effectively market and sell our products in full compliance with applicable laws and regulations, our results of operations and business may suffer.

The life sciences technology market is highly competitive. If we fail to compete effectively, our business and results of operations will suffer.

We face significant competition in the life sciences technology market. We currently compete with life sciences technology and the diagnostic companies that are supplying components, products and services that serve customers engaged in proteomics analysis. These companies include Agilent Technologies, Bio-Techne, Bruker, Danaher, DiaSorin, and Thermo Fisher Scientific. We also compete with a number of companies that have developed, or are developing, proteomic products and solutions, such as Alamar Biosciences, Nautilus Biotechnology, Quanterix, Quantum-Si and Standard BioTools.

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

As of December 31, 2024, we held approximately 25% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:

•
PrognomiQ may be unable to successfully develop viable testing products;
•
PrognomiQ’s business may not help demonstrate the value of the Proteograph;
•
an inability to reach agreement with PrognomiQ on future commercial arrangements;
•
although PrognomiQ accounted for 17% of our revenue during the year ended December 31, 2024, it may not continue to be a meaningful customer of ours;
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

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act (SOX), which requires annual assessments by management of the effectiveness of our internal control over financial reporting. Because we re-qualified as a smaller reporting company, as of December 31, 2024, we are a non-accelerated filer and are no longer required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer.

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

Our products are labeled, promoted, and sold as research use only (RUO) products, primarily to academic and research institutions and research companies, and are not designed or intended to be used for diagnostic procedures, clinical diagnostic tests or as medical devices. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to U.S. Food and Drug Administration (FDA) regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.

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

Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In May 2024, the FDA published a final rule to regulate LDTs, which may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. There is ongoing litigation against FDA regarding its implementation of the LTD final rule. In June 2024, the U.S. Supreme Court overruled the case that established the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge the LDT final rule and other rules and policies of the FDA. We cannot predict the outcome of these judicial challenges or how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business. Changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our products, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, privacy and security laws, Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.

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

It is unclear how future legislation, executive orders, new regulations, and other actions by federal and state governments, including changes in the leadership of FDA and other federal agencies, will impact the industry, including our business and that of our customers. Budget cuts, layoffs at federal agencies, hiring freezes, return-to-office policies, and other measures taken by the new presidential administration, including measures by the Department of Government Efficiency, can have a material impact on our industry, including the business of our customers and our operations. In the future, to the extent we or our partners develop any medical devices subject to FDA regulation, failure to comply with applicable regulatory requirements can result in enforcement action by the government, which may include warning letters, untitled letters, fines, injunctions, civil penalties, recall or seizure of products, among others.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we and our licensor may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Obtaining granted patents in foreign jurisdictions is time-consuming and expensive, the outcome is unpredictable, and some countries are unable to prosecute and grant patents in a timely manner. Consequently, we and our licensor(s) may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States, or from selling or importing products made using our or our licensor’s inventions in and into the United States or other jurisdictions. It is unknown whether we will be successful in obtaining patents with sufficient claim scope in certain jurisdictions to block third parties, in a cost effective or in a timely manner, and if we are unable to do so it could have a material adverse effect on our business, financial condition, results of operations and prospects in various geographies.

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

We or our licensor have been, and may be, subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, on December 28, 2023, Giulio Caracciolo (Caracciolo) and Dipartimento di Medicina Molecolare Sapienza Universita di Roma filed a lawsuit against us, BWH, and other inventors, alleging, among other things, that Caracciolo was wrongfully excluded as an inventor on certain patents that we have exclusively licensed from BWH. That lawsuit was dismissed with prejudice on October 25, 2024, pursuant to a stipulation of dismissal. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Moreover, we or our licensor may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products. In addition, counterparties to our consulting, sponsored research, software development and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. In particular, certain software development agreements pursuant to which certain third parties have developed parts of our proprietary software may not include provisions that expressly assign to us ownership of all intellectual property developed for us by such third parties. Furthermore, certain of our sponsored research agreements pursuant to which we provide certain research services for third parties do not assign to us all intellectual property developed under such agreements. As such, we may not have the right to use all such developed intellectual property under such agreements, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain such licenses and such licenses are necessary for the development, manufacture and commercialization of our products and technologies, we may need to cease the development, manufacture and commercialization of our products and technologies.

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

If third parties, including our competitors, believe that our products or technologies infringe, misappropriate or otherwise violate their intellectual property, such third parties may seek to enforce their intellectual property, including patents, by filing an intellectual property-related lawsuit, including patent infringement lawsuit, against us. Even if we believe the third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. For example, we are aware of a U.S. issued patent owned by a third party that is directed to a method for diagnosing a biological condition by analyzing certain types of proteins, including through the use of nanoparticles. Such patent is expected to expire in 2026, without taking into account any possible patent term adjustments or extensions. We are also aware of an issued patent and pending patent application in Europe owned by a third party directed to a method of identifying biomarkers in biofluids using nanoparticles, which is projected to expire in 2037 without taking into account any possible patent term extensions. Such patents and patent application could be construed or claim scope obtained to cover certain aspects of our current or future products, services or technologies, including the Proteograph Product Suite. If any of these third parties, or any other third parties, were to assert these or any other patents against us and we are unable to successfully defend against any such assertion, we may be required, including by court order, to cease the development and commercialization of the infringing products, services or technologies and we may be required to redesign such products, services or technologies so they do not infringe such patents, which may not be possible or may require substantial monetary expenditures and time. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed such patents. We could also be required to obtain a license to such patents in order to continue the development and commercialization of the infringing product or technology, however such a license may not be available on commercially reasonable terms or at all, including because certain of these patents are held by or may be licensed to our competitors. Even if such license were available, it may require substantial payments or cross-licenses under our intellectual property rights, and it may only be available on a nonexclusive basis, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Our employees, consultants, advisors or independent contractors may have wrongfully used or disclosed, or may in the future wrongfully use or disclose, confidential information or alleged trade secrets of ours, third parties or former employers of theirs.

We have employed and expect to employ individuals, and engaged and expect to engage consultants, who were previously employed, or consulted, at academic institutions and other companies and entities, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use confidential or proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, advisors, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other confidential or proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Domestic or international litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. Any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with advisors, contractors and consultants. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential products, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. Some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources.

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

We are, and may in the future become, a party to license agreements that grant us rights to use certain intellectual property, including patents and patent applications, typically in certain specified fields of use. Currently, we rely on an in-license from BWH, for patents, for example, relating to methods of using nanoparticles to measure the proteome, including the methods used in the Proteograph Product Suite and may in the future rely on licenses from other third parties with respect to our products, including the Proteograph Product Suite, or other technology. Our rights to use licensed technology in our business are subject to the continuation of and compliance with the terms of the BWH license and any licenses we may enter into in the future. Some of these licensed rights provide us with freedom to operate for aspects of our products and technologies. As a result, any termination of this license could result in the loss of significant rights and could harm our ability to develop, manufacture and commercialize our products, including the Proteograph Product Suite. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. For instance, under our license agreement with BWH, we currently in-license a patent family which includes methods used in the Proteograph Product Suite and related services, and to the extent any additional intellectual property developed by BWH that are not included in such licensed patent families are necessary or useful for the Proteograph Product Suite or any other product, services or technology, we would need to negotiate for additional licenses to such additional intellectual property. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of February 26, 2025, the holders of our Class B common stock hold in the aggregate 42.1 % of the voting power of our capital stock, which may increase from time to time.

As a result, the holders of our Class B common stock collectively will continue to control a significant amount of the combined voting power of our common stock and therefore may be able to control matters submitted to our stockholders for approval. This control will limit to the stockholders’ influence over corporate matters for approximately five years following our initial public offering, including the election of directors, amendments of our organizational documents and any sale of the company or other major corporate transaction requiring stockholder approval. This may prevent or discourage unsolicited proposals to acquire the company. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes where sole dispositive power and exclusive voting control with respect to the shares of Class B common stock is retained by the transferring holder. The Class B common stock will also automatically convert into Class A common stock on December 9, 2025. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares over the long term.

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

As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards (NOLs) of $182.3 million and $185.7 million, respectively, which if not utilized will expire in 2035 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes.

However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have previously undergone multiple ownership changes. In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future ownership changes. Ownership changes that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for U.S. federal income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs.

Any changes in U.S. tax laws or limitations on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results. For example, recently enacted California legislation limits the use of state NOLs for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOLs, even if we attain profitability.

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

In addition, regulations and standards relating to corporate governance and public disclosure, including SOX, and the related rules and regulations implemented by the SEC and Nasdaq have increased legal and financial compliance costs and make some compliance activities more time-consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage and/or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

General Risks

Environmental, social, and governance (ESG) matters are subject to evolving expectations from customers, regulators, investors and other stakeholders and may expose us to reputational, cost and other risks.

Companies across all industries are subject to evolving expectations regarding ESG matters. In particular, customers, regulators, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, energy use, industrial waste, and other sustainability concerns. Failure to implement sufficient standards and practices for responsible corporate citizenship, support for local communities, employee diversity and human capital management, health and safety practices, supply chain management, and corporate governance can increase our costs of production, decrease our revenue, and negatively affect our reputation, employee retention, and the general willingness of customers and suppliers to do business with us and investors to invest in us. If we do not adapt to or comply with evolving ESG standards and regulations, the resulting consequences could have a material adverse effect on our reputation, business and financial condition.

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

We rely, or will rely, on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, provide services, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors, partners and customers are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events, including, but not limited to, software bugs and technical errors, and natural disasters and catastrophes. Cyberattacks (including denial of service, ransomware, and other attacks) and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted. Methods of attacks on information technology systems and data security breaches change frequently, are increasingly complex and sophisticated, including social engineering and phishing scams, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. In addition, we have not finalized our information technology and data security procedures and therefore, our information technology systems may be more susceptible to technical errors and cybersecurity attacks than if such security procedures were finalized. Despite any of our current or future efforts to protect against technical errors, cybersecurity attacks and data security breaches, there is no guarantee that our efforts are adequate to safeguard against all such errors, attacks and breaches. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents. In addition, our information technology strategy encompasses multi-vendor, multi-cloud infrastructure, systems and applications. We have a shared responsibility model with our information technology vendors and rely on their security measures and controls. We have not conducted a comprehensive evaluation of all vendors to understand their security postures.

If our security measures, or those of our vendors, partners and customers, are compromised due to any technical errors, cybersecurity attacks or data security breaches, including as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and reputation may be harmed, we could become subject to litigation and we could incur significant liability. If we were to lose data or experience a prolonged system disruption in our information technology systems or those of certain of our vendors and partners, it could negatively impact our ability to serve our customers, which could adversely impact our business, financial condition, results of operations and prospects. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe.

In addition, our information technology systems, and those of our vendors, partners and customers, are potentially vulnerable to data security breaches, whether by internal bad actors, such as employees or other third parties with legitimate access to our or our third-party providers’ systems, or external bad actors, which could lead to the loss or exposure of personal data, sensitive data and confidential information to unauthorized persons. Any such data security breaches could lead to the loss of trade secrets or other intellectual property, the exposure of personal information, including sensitive personal information, of our employees, customers and others, or could prevent us from accessing critical information, any of which could expose us to liability and have a material adverse effect on our business, reputation, financial condition and results of operations. Moreover, due to the inherent features and technical limitations of information technology systems and infrastructure, our products and services may be impacted by technical errors, cyberattacks or other disruptions, including efforts to penetrate our customers’ network security, sabotage or otherwise disable our instruments and services, including instruments at our customers’ sites, misappropriate our customers’ proprietary information, or cause interruptions of our or our customers’ internal operations, systems and services. Any such incidents could compromise our customers’ networks and the information stored there could be accessed, publicly disclosed, lost or stolen.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on recommendations from trusted sources, such as the National Institute of Standards and Technology and the Center for Internet Security, as well as information security standards issued by the International Organization for Standardization, including ISO 27001. In 2024, our cybersecurity systems and processes achieved ISO 27001 certification. We use these cybersecurity frameworks and information security standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

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
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for managing the risk inherent to engaging with external service providers, suppliers, and vendors.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Audit Committee. The Audit Committee oversees management’s implementation of the cybersecurity risk management program. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives periodic briefings from the Audit Committee on our cybersecurity risk management program.

The Audit Committee receives regular reports from our VP of Information Technology on our cybersecurity risks. In addition, our VP of Information Technology updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser potential impact.

We have established an internal cross-functional Steering Committee and a leadership committee with the objective of overseeing the cyber security program, incidents, risks and initiatives. The Steering Committee is chaired by our VP of Information Technology and is comprised of leaders from Software Development, Research and Development and Data teams. The Steering Committee oversees the cybersecurity program relevance and effectiveness through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment. Updates from the Steering Committee are provided quarterly to an executive leadership committee, which is chaired by our VP of Information Technology and is comprised of the President and Chief Financial Officer, Chief People Officer, Chief Data Officer, Chief Operations and Product Development Officer and the SVP of Product Development.

The IT management team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our VP of Information Technology has over 20 years of experience managing global IT operations, including strategy, information security, applications, infrastructure, support and execution.

Item 2. Properties

Our corporate headquarters, research and development facilities, and manufacturing and distribution centers are located at 3800 Bridge Parkway, Redwood City, CA 94065. The facility is approximately 51,000 square feet and is compliant with all relevant state and federal requirements. Our lease on this facility runs through September 2032. In addition, we lease approximately 3,500 square feet of office space in San Diego, California under a lease that runs through July 2025. We do not own any real property and believe that our current facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Holders of Common Stock

As of February 26, 2025, there were 21 holders of record of our Class A common stock and 11 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Issuer Purchases of Equity Securities

The following table represents a month-to-month summary of information with respect to purchases of common stock made during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31	730,493	$1.95	730,493	$13,249
November 1 - November 30	—	$—	—	$13,249
December 1 - December 31	—	$—	—	$13,249
Total	730,493	$1.95	730,493

(1)
All shares of common stock were retired upon repurchase.
(2)
Average price paid per share is calculated on a settlement basis and excludes broker commissions and excise tax.
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

Our ability to generate product and service revenue sufficient to achieve profitability, if ever, will depend on the successful commercialization of the Proteograph Product Suite and related products and services. We are commercializing the Proteograph Product Suite as an integrated solution comprised of consumables, our SP100 automation instrument and software. Our commercial strategy is focused on growing adoption by the research community of the Proteograph, expanding the installed base, increasing utilization to generate revenue from the purchase of Proteograph consumables and growing our service offering through the STAC. We expect a highly efficient sales model because our workflow integrates with most existing proteomics laboratories’ workflows and also complements large-scale genomics research. We are focused on removing barriers to access to the Proteograph, including through the STAC service offering.

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

We designed the SP100 automation instrument and have outsourced its manufacturing to Hamilton Company, a leading manufacturer of automated liquid handling workstations. We have entered into a non-exclusive agreement with Hamilton that covers the manufacturing of the SP100 automation instrument and its continued supply on a purchase order basis. Starting in January 2025, we renewed the agreement under an extended term through December 2027. Following this extended term, the agreement will automatically renew annually for a maximum of two one-year renewal periods. Hamilton has represented to us that it maintains ISO 9001 and ISO 13485 certifications.

During the years ended December 31, 2024 and 2023, we incurred a net loss of $86.6 million and $86.3 million and used $46.1 million and $59.1 million of cash in operations, respectively. As of December 31, 2024, we had an accumulated deficit of $392.4 million and cash, cash equivalents, and investments of $299.5 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future.

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

Cost of Revenue

We utilize third-party manufacturers for production of our SP100 instrument and we manufacture our NPs and assemble our assay kits internally. Cost of revenue consists primarily of costs of the components of the Proteograph Product Suite, including the SP100 instrument and consumables, cost of services related to the generation and analysis of proteomic data on behalf of our customers, and distribution-related expenses such as logistics and shipping costs. In addition, cost of revenue includes employee compensation, such as stock-based compensation and employee benefits, amortization of capitalized internal-use software, allocated overhead, including depreciation, and charges related to inventory reserves.

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

Provision for Income Taxes

Income tax expense results from our wholly-owned foreign subsidiaries. We maintain a full valuation allowance on our domestic deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.

Results of Operations

Comparisons of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Year ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Product	$8,695	$8,506	$189	2%
Service	2,960	2,016	944	47%
Related party	2,292	4,660	(2,368)	(51)%
Grant and other	223	1,479	(1,256)	(85)%
Total revenue	14,170	16,661	(2,491)	(15)%
Cost of revenue:
Product	4,402	5,398	(996)	(18)%
Service	1,465	685	780	114%
Related party	712	1,430	(718)	(50)%
Grant and other	536	642	(106)	(17)%
Total cost of revenue	7,115	8,155	(1,040)	(13)%
Gross profit	7,055	8,506	(1,451)	(17)%
Operating expenses:
Research and development	50,585	53,019	(2,434)	(5)%
Selling, general and administrative	56,571	58,950	(2,379)	(4)%
Total operating expenses	107,156	111,969	(4,813)	(4)%
Loss from operations	(100,101)	(103,463)	3,362	(3)%
Other income (expense):
Interest income	16,666	17,764	(1,098)	(6)%
Loss on equity method investment	(2,649)	—	(2,649)	100%
Other expense	(417)	(578)	161	(28)%
Total other income	13,600	17,186	(3,586)	(21)%
Loss before provision for income taxes	(86,501)	(86,277)	(224)	0%
Provision for income taxes	98	—	98	100%
Net loss	$(86,599)	$(86,277)	$(322)	0%

Revenue

	Year ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$14,170	$16,661	$(2,491)	(15)%

Revenue in fiscal year 2024 decreased by $2.5 million, or 15% as compared to the prior year. The decrease was primarily due to lower related party product sales and no grant revenue being recognized during the period. The decrease was partially offset by an increase in service revenue.

Cost of Revenue

	Year ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$7,115	$8,155	$(1,040)	(13)%

Cost of revenue in fiscal year 2024 decreased by $1.0 million, or 13% as compared to the prior year. The decrease was primarily due to lower product revenue from fewer instrument sales, which has a higher cost of revenue.

Research and Development

	Year ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$50,585	$53,019	$(2,434)	(5)%

Research and development expenses in fiscal year 2024 decreased by $2.4 million, or 5% as compared to the prior year. The decrease was primarily due to lower headcount which resulted in a decrease in employee compensation costs of $2.3 million and a decrease of $1.2 million in stock-based compensation. The decrease was offset by a $1.1 million increase in laboratory expenses.

Selling, General and Administrative

	Year ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Selling, general and administrative	$56,571	$58,950	$(2,379)	(4)%

Selling, general and administrative expenses in fiscal year 2024 decreased by $2.4 million, or 4% as compared to the prior year. The decrease was primarily due to a $5.1 million decrease in stock-based compensation and a $2.3 million decrease in employee compensation costs. The decrease was offset by a $4.2 million increase in professional services and a $0.9 million increase in facility expenses.

Total Other Income

	Year ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Total other income	$13,600	$17,186	$(3,586)	(21)%

Total other income in fiscal year 2024 decreased by $3.6 million, or 21% as compared to the prior year. The decrease was primarily due to the loss in the equity method investment and lower rates of interest earned on cash invested in money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities.

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

Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California and office space in San Diego, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of each of December 31, 2024 and 2023, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. We lease approximately 3,500 square feet of office space in San Diego, California under a lease that runs through July 2025.

We have certain purchase commitments related to our inventory management with certain manufacturing suppliers wherein we are required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The Company also has certain contractual obligations for third-party technology used as part of its normal operations. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $4.5 million as of December 31, 2024.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(46,109)	$(59,065)
Net cash provided by investing activities	65,858	37,904
Net cash (used in) provided by financing activities	(11,495)	452
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,254	$(20,709)

Operating Activities

In 2024, cash used in operating activities was $46.1 million, attributable to a net loss of $86.6 million and a net change in our net operating assets and liabilities of $0.1 million, partially offset by non-cash charges of $40.6 million. Non-cash charges primarily consisted of $28.2 million of stock-based compensation, $6.2 million of depreciation and amortization, $3.1 million of net amortization of premium on available-for-sale securities, $2.6 million of loss on equity method investment, and $0.3 million of loss on disposal of property and equipment. The change in our net operating assets and liabilities was primarily due to an increase in inventory levels of $2.7 million, a decrease in accrued liabilities and other liabilities of $1.4 million, and an increase of $0.1 million in prepaid expenses and other assets, which was partially offset by an increase in accounts payable of $3.4 million, a decrease in accounts receivable of $0.5 million, and an increase in deferred revenue of $0.2 million.

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

Investing Activities

In 2024, cash provided by investing activities was $65.9 million, which was attributable to the proceeds from maturities of available-for-sale securities of $342.0 million and proceeds from disposal of property and equipment of $0.3 million. This was offset by the purchases of available-for-sale securities of $262.9 million, purchase of investment in equity security of $10.0 million, and purchases of property and equipment of $3.5 million, which was primarily for laboratory equipment.

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

Financing Activities

In 2024, cash used in financing activities was $11.5 million, which was primarily attributable to the repurchases of Class A common stock under our share repurchase program of $11.8 million. This partially was offset by the proceeds of $0.3 million from the issuance of Class A common stock in connection with our employee stock purchase plan.

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

A portion of our revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of Accounting Standards Codification (ASC) 606, Revenue Contracts with Customer and are therefore accounted for in accordance with ASC 842, Leases. The total consideration in a lease arrangement is allocated between lease and non-lease components on their relative standalone selling prices. The standalone selling price is based on the price we would separately sell that promised good or service to a customer. If a standalone price is not available for a component, it is estimated using the best information available.

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

Stock-Based Compensation

Stock-based compensation expense relates to stock options with service-based vesting conditions, stock options with market-based vesting conditions, stock purchase rights under our employee stock purchase plan (ESPP), restricted common stock awards (RSAs) and restricted stock units (RSUs). All awards are measured at fair value on grant date and forfeitures are recognized as they occur.

We estimate the fair value of stock options with service conditions and stock purchase rights under our ESPP on the grant date using the Black-Scholes option pricing model. We use the straight-line method to allocate compensation cost to reporting periods over the requisite service period in which the awards are expected to vest.

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

For stock options with market-based vesting conditions, stock-based compensation expense is recognized using an accelerated attribution method based on the derived service periods and not reversed if the achievement of the market condition does not occur. The fair value of these stock options is estimated using the Monte Carlo simulation model.

We value RSAs based on the difference between the fair value of the underlying stock at the measurement date and the purchase price. We value RSUs based on the fair value of the underlying stock at the measurement date.

We will continue to use judgment in evaluating the expected volatility, expected terms, and interest rates utilized for our stock-based compensation calculations on a prospective basis. Assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation could be materially different.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seer, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition for Products, Services, and Related Parties - Refer to Notes 2, 5 and 11 to the Financial Statements

Critical Audit Matter Description

The Company generates revenue from sales of products and services. The Company’s product, the Proteograph Product Suite, consists of an instrument with embedded software essential to the instrument’s functionality and consumables. The Company’s service revenue primarily consists of revenue received from the generation and analysis of proteomic data. The Company recognizes revenue when control of the products and services are transferred to its customers in an amount that reflects the consideration it expects to be entitled to receive from its customers in exchange for those products and services.

The Company regularly enters into contracts that include multiple performance obligations requiring management to evaluate whether these multiple performance obligations are capable of being distinct and accounted for as separate performance obligations.

We identified the evaluation of performance obligations as a critical audit matter because of the significant judgment management makes in evaluating distinct performance obligations and the impact of such judgment on the amount of revenue recognized in a particular period. This required a high degree of auditor judgment and an increased extent of testing.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s identification and evaluation of performance obligations included the following, among others:

o
We evaluated the reasonableness of the Company’s significant accounting policies related to revenue recognition for compliance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.
o
We evaluated the design of internal controls over the identification of distinct performance obligations and the timing of revenue recognition.
o
We selected a sample of recorded products and services revenue transactions and performed the following procedures:
▪
Obtained and read customer source documents such as contracts, and/or amendments, to evaluate if management has appropriately identified and considered performance obligations.
▪
Evaluated management’s application of the Company’s accounting policy and tested revenue recognition for the identified performance obligations by comparing management’s conclusions to the underlying source documents.

/s/ Deloitte & Touche LLP

San Francisco, California

March 3, 2025

We have served as the Company's auditor since 2018.

SEER, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$40,753	$32,499
Short-term investments	195,657	283,725
Accounts receivable, net	3,997	4,831
Related party receivables	379	559
Other receivables	1,853	1,326
Inventory	7,436	4,491
Prepaid expenses and other current assets	3,248	3,082
Total current assets	253,323	330,513
Long-term investments	63,103	56,858
Operating lease right-of-use assets	22,791	25,177
Property and equipment, net	18,575	22,193
Restricted cash	524	524
Other assets	8,281	1,004
Total assets	$366,597	$436,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,621	$1,370
Accrued expenses	7,937	9,212
Deferred revenue	408	206
Operating lease liabilities, current	2,312	2,295
Other current liabilities	50	139
Total current liabilities	15,328	13,222
Operating lease liabilities, net of current portion	23,652	25,964
Other noncurrent liabilities	48	179
Total liabilities	39,028	39,365
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of December 31, 2024 and 2023; zero shares issued and outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of December 31, 2024 and 2023; 55,083,123 and 60,253,707 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of December 31, 2024 and 2023; 4,044,969 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	719,804	702,868
Accumulated other comprehensive gain (loss)	136	(192)
Accumulated deficit	(392,372)	(305,773)
Total stockholders’ equity	327,569	396,904
Total liabilities and stockholders’ equity	$366,597	$436,269

The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue:
Product	$8,695	$8,506
Service	2,960	2,016
Related party	2,292	4,660
Grant and other	223	1,479
Total revenue	14,170	16,661
Cost of revenue:
Product	4,402	5,398
Service	1,465	685
Related party	712	1,430
Grant and other	536	642
Total cost of revenue	7,115	8,155
Gross profit	7,055	8,506
Operating expenses:
Research and development	50,585	53,019
Selling, general and administrative	56,571	58,950
Total operating expenses	107,156	111,969
Loss from operations	(100,101)	(103,463)
Other income (expense):
Interest income	16,666	17,764
Loss on equity method investment	(2,649)	—
Other expense	(417)	(578)
Total other income	13,600	17,186
Loss before provision for income taxes	(86,501)	(86,277)
Provision for income taxes	98	—
Net loss	$(86,599)	$(86,277)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	328	1,059
Comprehensive loss	$(86,271)	$(85,218)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.39)	$(1.35)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	62,348,012	63,850,490

The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balance at December 31, 2022	63,411,046	$1	$667,739	$(219,496)	$(1,251)	$446,993
Issuance of Class A common stock from exercise of options and release of restricted stock units	699,536	—	97	—	—	97
Repurchase of Class A common stock	(5,063)	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	240	—	—	240
Issuance of Class A common stock in connection with employee stock purchase plan	193,157	—	368	—	—	368
Stock-based compensation	—	—	34,424	—	—	34,424
Other comprehensive gain	—	—	—	—	1,059	1,059
Net loss	—	—	—	(86,277)	—	(86,277)
Balance at December 31, 2023	64,298,676	1	702,868	(305,773)	(192)	396,904
Issuance of Class A common stock from exercise of options and release of restricted stock units	1,085,291	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	4	—	—	4
Issuance of Class A common stock in connection with employee stock purchase plan	214,227	—	321	—	—	321
Repurchases of Class A common stock under share repurchase program	(6,470,102)	—	(11,816)	—	—	(11,816)
Stock-based compensation	—	—	28,427	—	—	28,427
Other comprehensive gain	—	—	—	—	328	328
Net loss	—	—	—	(86,599)	—	(86,599)
Balance at December 31, 2024	59,128,092	$1	$719,804	$(392,372)	$136	$327,569

The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(86,599)	$(86,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	28,207	34,424
Depreciation and amortization	6,176	5,578
Loss on disposal of property and equipment	279	399
Net amortization (accretion) of premium (discount) on available-for-sale securities	3,053	(11,548)
Provision for inventory excess and obsolescence	179	872
Non-cash operating lease expense	91	211
Loss on equity method investment	2,649	—
Changes in operating assets and liabilities:
Accounts receivable, net	487	302
Prepaid expenses and other assets	(92)	(1,313)
Inventory	(2,668)	(1,948)
Accounts payable	3,355	(987)
Deferred revenue	202	73
Accrued liabilities and other liabilities	(1,428)	1,149
Net cash used in operating activities	(46,109)	(59,065)
INVESTING ACTIVITIES
Purchases of property and equipment	(3,584)	(7,309)
Proceeds from disposal of property and equipment	343	—
Purchases of available-for-sale securities	(262,926)	(403,092)
Proceeds from sale of available-for-sale securities	—	2,990
Proceeds from maturities of available-for-sale securities	342,025	445,315
Purchase of equity security	(10,000)	—
Net cash provided by investing activities	65,858	37,904
FINANCING ACTIVITIES
Repurchase of Class A common stock	—	(13)
Proceeds from exercise of Class A common stock options	—	97
Repurchases of Class A common stock under share repurchase program	(11,816)	—
Proceeds from issuance of Class A common stock in connection with employee stock purchase plan	321	368
Net cash (used in) provided by financing activities	(11,495)	452
Net increase (decrease) in cash, cash equivalents and restricted cash	8,254	(20,709)
Cash, cash equivalents and restricted cash, beginning of period	33,023	53,732
Cash, cash equivalents and restricted cash, end of period	$41,277	$33,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$154	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Capitalized stock-based compensation related to internal-use software development	$220	$—
Property and equipment purchases included in accounts payable and accrued expenses	$248	$415
Property and equipment transferred to inventory	$699	$121
Inventory transferred to property and equipment	$242	$1,332
Prepaid expenses and other assets transferred to fixed asset	$—	$181

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

Liquidity

As of December 31, 2024, the Company has incurred significant losses and has had negative cash flows from operations. As of December 31, 2024, the Company had cash and cash equivalents and investments of $299.5 million and an accumulated deficit of $392.4 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of December 31, 2024 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying consolidated financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including, but not limited to, those related to the determination of standalone selling price for revenue recognition, stock-based compensation, allowance for credit losses, inventory valuation, operating lease right-of-use assets and liabilities, useful lives and valuation of property and equipment, capitalization and useful life of capitalized internal-use software, income tax uncertainties, and tax valuation allowances.

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

SEER, INC.

Notes to Consolidated Financial Statements

In fiscal year 2024 and 2023, the Company recognized revenue from a related party that represented 17% and 28%, respectively, of the Company’s total revenue.

In fiscal year 2024 and 2023, 33% and 30%, respectively, of the total revenue was generated outside of the United States, primarily from countries in Asia and Europe.

As of December 31, 2024, no single customer accounted for 10% or more of the total accounts receivable balance, including related party receivables. As of December 31, 2023, there were two customers which represented 14% and 10% of the total accounts receivable balance, including related party receivables.

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

As of December 31, 2024, the Company has an equity method investment in PrognomiQ. Refer to Note 11 for additional information.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2024, all amounts recorded as cash and cash equivalents consist of money market funds and commercial paper are stated at fair value. As of December 31, 2023, all amounts recorded as cash and cash equivalents consist of cash, money market funds, corporate debt securities, and U.S. Treasury securities are stated at fair value.

Restricted cash as of December 31, 2024 and 2023 represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$40,753	$32,499
Restricted cash	524	524
Total cash, cash equivalents and restricted cash	$41,277	$33,023

SEER, INC.

Notes to Consolidated Financial Statements

Investments

The Company has designated all investments, which include U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities as available-for-sale, and therefore, such investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive loss. The cost of available-for-sale securities is adjusted for the amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion are included in other income (expense) on the consolidated statements of operations and comprehensive loss. Realized gains and losses and interest income on available-for-sale securities are also included in other income (expense). The cost of securities sold is based on the specific identification method. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation at each balance sheet date. As of December 31, 2024, the Company classifies its available-for-sale securities as short-term investments or long-term investments based on the remaining contractual maturity of the securities.

All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other than temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which an investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost. During the year ended December 31, 2024, the Company did not recognize any impairment charges on its investments.

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

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If a qualitative assessment indicates the investment is impaired, the Company estimates the investment’s fair value in accordance with ASC 820, Fair Value Measurement. If the fair value is less than the investment’s carrying value, an impairment charge is recorded in the consolidated statements of operations and comprehensive loss equal to the difference between the carrying value and fair value.

SEER, INC.

Notes to Consolidated Financial Statements

Accounts Receivable, Net

Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Balances are written off when they are ultimately determined to be uncollectible. As of December 31, 2024 and 2023, there were $0.1 million and $4,000 allowances for credit losses related to accounts receivable, respectively.

Inventory

Inventory is recorded at the lower of cost or net realizable value using standard cost, which approximates actual cost on a first-in, first-out basis. Provisions for slow-moving, excess or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product expiration, development plans, or quality issues. The Company writes down specifically identified unusable, obsolete, slow-moving or known unsalable inventory in the period that it is first recognized by using a number of factors, including product expiration dates, open and unfulfilled orders and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on the Company’s consolidated statements of operations and comprehensive loss.

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

The Company capitalizes certain internal and external costs incurred to develop internal-use software. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, costs incurred are capitalized. Capitalized costs include external consulting fees, payroll and payroll-related costs and stock-based compensation for employees who are directly associated with, and who devote time to, the Company’s internal-use software project. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized. The Company amortizes capitalized internal-use software costs using the straight-line method over the estimated useful life of three years. Amortization of capitalized internal-use software is recorded in cost of revenue in the consolidated statements of operations and comprehensive loss.

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

The Company elected to not separate non-lease components from the associated lease components and to not recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Variable lease payments are primarily related to common area maintenance, and are recognized as lease costs when incurred.

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

SEER, INC.

Notes to Consolidated Financial Statements

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

A portion of the Company’s revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of ASC 606, Revenue From Contracts With Customers, and are therefore accounted for in accordance with ASC 842, Leases. The total consideration in a lease arrangement is allocated between lease and non-lease components on their relative standalone selling prices. The standalone selling price is based on the price the Company would separately sell that promised good or service to a customer. If a standalone price is not available for a component, it is estimated using the best information available.

In determining whether a transaction should be classified as a sales-type or operating lease, the Company considered the following criteria at lease commencement: (1) whether title of the instrument transfers automatically or for a

SEER, INC.

Notes to Consolidated Financial Statements

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

Cost of Revenue

The Company utilizes third-party manufacturers for production of SP100 instrument and it manufactures the nanoparticles and assembles the assay kits internally. Cost of revenue consists primarily of costs of the components of the Proteograph Product Suite, including the SP100 instrument and consumables, cost of services related to the generation and analysis of proteomic data on behalf of customers, and distribution-related expenses such as logistics and shipping costs. In addition, cost of revenue includes employee compensation, such as stock-based compensation and employee benefits, amortization of capitalized internal-use software, allocated overhead, including depreciation, and charges related to inventory reserves.

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

Stock-Based Compensation

Stock-based compensation expense relates to stock options with service-based vesting conditions, stock options with market-based vesting conditions, stock purchase rights under the employee stock purchase plan (ESPP), restricted common stock awards (RSAs) and restricted stock units (RSUs). All awards are measured at fair value on grant date and forfeitures are recognized as they occur.

The fair value of stock options with service conditions and stock purchase rights under our ESPP on the grant date is determined using the Black-Scholes option pricing model. The fair value of the awards is recognized as expense on a straight-line basis over the requisite service period in which the awards are expected to vest.

SEER, INC.

Notes to Consolidated Financial Statements

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

For stock options with market-based vesting conditions, stock-based compensation expense is recognized using an accelerated attribution method based on the derived service periods and not reversed if the achievement of the market condition does not occur. The fair value of these stock options is estimated using the Monte Carlo simulation model.

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

The U.S. recently enacted the Inflation Reduction Act of 2022, which, among other changes, implements a 1% excise tax on certain stock buybacks, which would generally apply to net repurchases of stock by U.S. corporations. For the year ended December 31, 2024, the Company recorded $0.1 million for excise tax on net repurchases.

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

SEER, INC.

Notes to Consolidated Financial Statements

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax liability that is more likely than 50 percent to be realized. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax. For the years ended December 31, 2024 and 2023, there were no interest and penalties.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. Refer to Note 14 for further information on the Company's reportable segment.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

SEER, INC.

Notes to Consolidated Financial Statements

In November 2024, the FASB issued ASU No. 2024-03, Income statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact the new accounting standard will have on its expense disclosures in the notes to the consolidated financial statements and related disclosures.

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s consolidated financial statements.

3.
FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$36,097	$—	$—	$36,097
Commercial paper	—	4,191	—	4,191
Total cash equivalents	36,097	4,191	—	40,288
Investments:
U.S. Treasury securities	—	150,116	—	150,116
Commercial paper	—	12,239	—	12,239
Corporate debt securities	—	96,405	—	96,405
Total investments	—	258,760	—	258,760
Total assets measured at fair value	$36,097	$262,951	$—	$299,048

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$22,646	$—	$—	$22,646
Corporate debt securities	—	1,550	—	1,550
U.S. Treasury securities	—	4,985	—	4,985
Total cash equivalents	22,646	6,535	—	29,181
Investments:
U.S. Treasury securities	—	225,180	—	225,180
U.S. Non-Treasury securities	—	11,901	—	11,901
Commercial paper	—	18,186	—	18,186
Corporate debt securities	—	85,316	—	85,316
Total investments	—	340,583	—	340,583
Total assets measured at fair value	$22,646	$347,118	$—	$369,764

SEER, INC.

Notes to Consolidated Financial Statements

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

The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$36,097	$—	$—	$36,097
Commercial paper	4,191	—	—	4,191
Total cash equivalents	40,288	—	—	40,288
Investments:
U.S. Treasury securities	150,095	121	(100)	150,116
Commercial paper	12,227	12	—	12,239
Corporate debt securities	96,302	209	(106)	96,405
Total investments	258,624	342	(206)	258,760
Total assets measured at fair value	$298,912	$342	$(206)	$299,048

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$22,646	$—	$—	$22,646
Corporate debt securities	1,549	1	—	1,550
U.S. Treasury securities	4,984	1	—	4,985
Total cash equivalents	29,179	2	—	29,181
Investments:
U.S. Treasury securities	225,517	55	(392)	225,180
U.S. Non-Treasury securities	11,904	2	(5)	11,901
Commercial paper	18,166	26	(6)	18,186
Corporate debt securities	85,190	142	(16)	85,316
Total investments	340,777	225	(419)	340,583
Total assets measured at fair value	$369,956	$227	$(419)	$369,764

SEER, INC.

Notes to Consolidated Financial Statements

As of December 31, 2024 and 2023, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. As of December 31, 2024, approximately $29.6 million of the Company's investments have been in a continuous unrealized loss position for twelve months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of December 31, 2024, $63.1 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of December 31, 2024 and 2023, the Company recorded $1.9 million and $1.3 million of accrued interest, respectively, related to its available-for-sale investments and is presented as other receivables on the consolidated balance sheets.

4.
OTHER FINANCIAL STATEMENT INFORMATION

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$3,164	$2,118
Work-in-progress	76	163
Finished goods	4,196	2,210
Total inventory	$7,436	$4,491

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$28,723	$28,563
Computer equipment and software	1,984	868
Furniture and fixtures	681	672
Leasehold improvements	3,577	3,520
Construction-in-progress	424	1,109
Property and equipment	35,389	34,732
Less: accumulated depreciation and amortization	(16,814)	(12,539)
Total property and equipment, net	$18,575	$22,193

For the years ended December 31, 2024 and 2023, the Company recognized depreciation and amortization expense of $6.2 million and $5.6 million, respectively.

SEER, INC.

Notes to Consolidated Financial Statements

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation	$5,972	$6,123
Accrued taxes	471	501
Accrued professional services	320	242
Other	1,174	2,346
Total accrued expenses	$7,937	$9,212

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

Deferred revenue activity for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	December 31,
	2024	2023
Deferred revenue, current and noncurrent, as of the beginning of period	$270	$133
Additions	763	879
Revenue recognized	(577)	(742)
Deferred revenue, current and noncurrent, as of the end of period	$456	$270

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2024, $0.5 million of revenue is expected to be recognized from the remaining performance obligations, of which 96% is expected to be recognized within twelve months.

Grant and Other Revenue

Since August 2019, the Company received total funding of $2.0 million from a Small Business Innovation Research grant award from the National Institutes of Health for its development of research applications. For the years ended December 31, 2024 and 2023, the Company recognized nil and $1.1 million of grant revenue, respectively, with respect to the award.

6. CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

As of December 31, 2024, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.

SEER, INC.

Notes to Consolidated Financial Statements

Class A and Class B common stock have a par value of $0.00001 per share. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Class B common shares are convertible to Class A common shares at any time at the option of the holder on a one-for-one basis. The Class B common stock will also automatically convert into Class A common stock on December 9, 2025. Holders of common stock are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

Common stock issued and outstanding on the consolidated balance sheets and consolidated statements of changes in stockholders' equity includes shares related to early exercised options and restricted stock that are subject to repurchase.

Share Repurchase Program

The following table summarizes the Company's share repurchase activity under the Share Repurchase Program for the fiscal year 2024 (in thousands except per share data):

2024
Number of shares repurchased	6,470,102
Total cost (1)	$11,816
Average per share cost (2)	$1.82

(1)
Includes broker commissions and excludes excise tax.
(2)
Average price paid per share is calculated on a settlement basis and excludes broker commissions and excise tax.

As of December 31, 2024, the Company has a total of $13.2 million, excluding broker commissions and excise tax, available under the current authorization for additional share repurchases.

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

SEER, INC.

Notes to Consolidated Financial Statements

Option Repricing

On October 4, 2024 (the Effective Date), the Board of Directors approved an option repricing. The repricing applied to nonstatutory stock options to purchase shares of the Company’s Class A common stock that (i) were granted to employees under the Company’s 2020 Plan or the 2017 Plan (together with the 2020 Plan, the Plans) and applicable award agreements thereunder; (ii) as of the Effective Date, were held by continuing employees; and (iii) had an exercise price per share greater than $2.00.

The new exercise price for repriced options is $2.00 per share, the closing price of the Company’s Class A common stock on the Effective Date. However, if an employee exercises a repriced option before the end of the Retention Period, the period that begins on the Effective Date and ends on the earliest of the following: (i) April 4, 2026; (ii) a Change in Control (as defined in the 2020 Plan); and (iii) the optionholder’s death or Disability (as defined in the 2020 Plan), such employee will be required to pay a premium exercise price that is equal to the original exercise price per share of such repriced option. In addition, certain option awards granted in 2023 with market conditions were amended to have an exercise price of $2.00 and stock price hurdle amount of $3.00 per share. There was no change to the expiration dates or service-based vesting criteria, or number of shares, and such options remain subject to the terms of the applicable Plans and award agreements.

For the service-based stock options, the repricing resulted in a total incremental stock-based compensation expense of $2.5 million, which was calculated using the Black-Scholes option pricing model, of which $2.1 million is associated with vested repriced options and will be recognized on a straight-line basis through the Retention Period. The remaining $0.4 million of the incremental stock-based compensation expense is associated with unvested repriced options and will be recognized as follows: (a) if the Retention Period is greater than the remaining original vesting period of the repriced option, the incremental cost will be amortized on a straight-line basis through the Retention Period or (b) if the Retention Period is less than the remaining original vesting term of the repriced option, the incremental costs will be amortized on a straight-line basis over the remaining original vesting period.

For the year ended December 31, 2024, the Company recorded $0.4 million of incremental stock-based compensation expense.

For the 2023 market condition options, the repricing resulted in a total incremental compensation expense of $0.2 million, which was calculated using a lattice-binomial option pricing model based on a Monte Carlo simulation.

SEER, INC.

Notes to Consolidated Financial Statements

Stock Options

Stock options to purchase the Company’s Class A common stock may be granted at a per share exercise price not less than the fair market value of a share of the Company’s Class A common stock at the date of grant in the case of both NSOs and ISOs, except for grants of ISOs to an employee who owns more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary of the Company, in which case the per share exercise price shall be no less than 110% of the fair market value per Class A common stock on the grant date. Stock options granted under the 2017 Plan and 2020 Plan generally vest over four years and expire no later than 10 years from the date of grant. 5,336,569 shares of Class A common stock were initially reserved for issuance under the 2020 Plan, which includes 516,710 shares that remained available for issuance under the 2017 Plan. Additional shares subject to certain equity awards that otherwise would have returned to the 2017 Plan or the 2020 RSU Plan may become available for issuance under the 2020 Plan. The 2020 Plan also provides for an annual, automatic increase in the number of shares of the Company’s Class A common stock reserved for issuance under the 2020 Plan as of the first day of each fiscal year of the Company beginning with the Company’s 2021 fiscal year, in an amount equal to the least of (a) 9,037,149 shares, (b) a number of shares equal to 5% of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (c) such number of shares determined by the administrator of the 2020 Plan prior to the date of such share increase. As of December 31, 2024, there are 17,785,881 shares of Class A common stock reserved for issuance under the 2020 Plan, 4,472,288 shares of which are available for issuance in connection with grants of future awards.

Stock option activity for the year ended December 31, 2024 is as follows:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	11,945,032	$11.89	6.9	$454
Options granted	3,632,057	1.81
Options exercised	(6,502)	—
Options forfeited	(2,372,355)	8.13
Balance at December 31, 2024	13,198,232	$2.86	6.3	$4,573
Vested and exercisable, December 31, 2024	7,654,143	$3.34	5.8	$2,239

The weighted-average grant date fair value of stock options granted to employees during the years ended December 31, 2024 and 2023, was $1.37 and $4.19 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023, was $11,000 and $0.5 million, respectively. As of December 31, 2024, the total unrecognized stock-based compensation related to unvested stock options, excluding incremental expense from repricing, was $7.9 million, which the Company expects to recognize over a remaining weighted-average period of 1.3 years.

The fair value of stock options granted to employees, directors, and non-employees that are calculated using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31,
	2024	2023
Risk-free interest rate	3.5% - 4.7%	3.4% - 4.7%
Expected volatility	82.0% - 88.8%	76.0% - 83.5%
Expected term (in years)	5.77 - 6.08	5.77 - 6.08
Expected dividend yield	—	—

SEER, INC.

Notes to Consolidated Financial Statements

Market Condition Options

In February 2024, the Company granted options to certain Company executives to purchase an aggregate of 1,896,901 shares of the Company’s Class A common stock, with vesting subject to market conditions (Market Condition Options). The granted options are further divided into 1,032,901 shares granted to the Chief Executive Officer (the CEO Award) and 864,000 shares of executive awards. The Market Condition Options become eligible to vest if the average of the closing sales prices of a share of Class A common stock over a trailing twenty trading day period within seven years from the date of grant reaches a stock price of $5.31 per share (the Market Price Milestone) for the CEO Award and $3.54 per share (a Market Price Milestone) for the executive awards, respectively.

In February 2023, the Company granted options to certain Company executives to purchase an aggregate of 1,794,000 shares of the Company’s Class A common stock, with vesting subject to market conditions. These Market Condition Options become eligible to vest if the average of the closing sales prices of a share of Class A common stock over a trailing twenty trading day period within seven years from the date of grant reaches a stock price of $6.89 per share (also a Market Price Milestone). After the repricing, the modified stock price hurdle is $3.00 per share.

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

For 2024 Market Condition Options, the following assumptions were used to determine the grant date fair value:

Risk-free interest rate	4.07%
Expected volatility	84.80%
Expected dividend yield	—
Strike price	$1.77
Weighted-average grant date fair value	$1.22

SEER, INC.

Notes to Consolidated Financial Statements

For 2023 Market Condition Options, the following assumptions were used to determine the grant date fair value:

	Original Assumptions	Modified Assumptions
Risk-free interest rate	3.94%	3.89%
Expected volatility	83.10%	81.92%
Expected dividend yield	—	—
Strike price	$4.59	$2.00
Stock price hurdle	$6.89	$3.00
Weighted-average grant date fair value	$2.91	$1.40

For the years ended December 31, 2024 and 2023, the Company recognized compensation expense of $1.8 million and $2.4 million, respectively.

As of December 31, 2024, $1.4 million of unrecognized compensation cost related to unvested 2024 Market Condition Options is expected to be recognized as expense over a remaining weighted-average period of 2.4 years.

As of December 31, 2024, $1.0 million of unrecognized compensation cost related to unvested 2023 Market Condition Options is expected to be recognized as expense over a remaining weighted-average period of 2.8 years.

Restricted Stock Awards

Certain stock options granted under the 2017 Plan provide stock option holders the right to exercise unvested stock options in exchange for restricted shares of Class A common stock. The Company has also issued restricted shares of Class A common stock under the 2020 Plan to employees and directors. There were no shares and 1,023 shares of restricted stock that were unvested and subject to repurchase as of December 31, 2024 and 2023, respectively.

Restricted Stock Units

The Company has granted RSUs under the 2020 RSU Plan and the 2020 Plan. Restricted stock units (RSUs) are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. The RSUs generally vest over four years from the vesting start date.

RSU activity for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	3,680,076	$7.49
Granted	3,012,793	1.80
Vested	(1,078,789)	8.67
Forfeited	(1,163,639)	4.05
Balance at December 31, 2024	4,450,441	$4.26

As of December 31, 2024, the total unrecognized stock-based compensation related to RSUs was $11.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

SEER, INC.

Notes to Consolidated Financial Statements

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

A total of 2,258,196 shares of Class A common stock are reserved for issuance under the ESPP as of December 31, 2024. During the year ended December 31, 2024, 214,227 shares of Class A common stock were issued under the ESPP. As of December 31, 2024, the total unrecognized stock-based compensation related to the ESPP was $0.1 million, which the Company expects to recognize over a remaining weighted-average period of 0.4 years.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.4% - 5.4%	5.3% - 5.4%
Expected volatility	48.6% - 66.3%	85.7% - 97.3%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

Stock-Based Compensation

The following table summarizes the components of stock-based compensation recognized in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$1,594	$1,490
Research and development	8,533	9,709
Selling, general and administrative	18,080	23,225
Total stock-based compensation	$28,207	$34,424

8.
EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. In 2022, the Company implemented a 401(k) match program. For the fiscal years ended 2024 and 2023, the Company contributed $0.6 million and $0.4 million to the 401(k) plan, respectively.

SEER, INC.

Notes to Consolidated Financial Statements

9.
LEASES

As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end in September 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of each of December 31, 2024 and 2023, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. In addition, the Company leases approximately 6,000 square of office space in San Diego, California under a lease that runs through September 2024. The Company entered into a lease for approximately 3,500 square of office space in San Diego, California that runs from October 2024 through July 2025.

The components of lease expense and supplemental information were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease costs	$4,061	$4,153
Variable lease costs	976	397
Short-term lease costs	67	22
Total lease costs	$5,104	$4,572

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term (in years)	7.8	8.7
Weighted-average incremental borrowing rate	6.2%	6.2%

Variable lease costs primarily consist of common area maintenance.

Supplemental cash flow information related to leases are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$3,969	$3,941
Lease liability obtained in exchange for right-of-use assets	$—	$514

As of December 31, 2024, future minimum commitments under the Company’s non-cancelable facility operating leases are as follows:

Years ending December 31,	(in thousands)
2025	$3,846
2026	3,957
2027	4,072
2028	4,191
2029	4,312
Thereafter	12,562
Total undiscounted future minimum lease payments	32,940
Present value adjustment for minimum lease commitments	(6,976)
Total operating lease liabilities	$25,964

As a lessor, the Company has contracts for equipment leased to customers. The Company accounts for the non-lease component under the revenue recognition ASC 606 guidance and the lease component under ASC 842 guidance.

SEER, INC.

Notes to Consolidated Financial Statements

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

10.
COMMITMENTS AND CONTINGENCIES

Purchase Commitments and Obligations

The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The Company also has certain contractual obligations for third-party technology used as part of the normal operations. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or are subject to change. These outstanding commitments amounted to $4.5 million and $6.3 million as of December 31, 2024 and 2023, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2024 and 2023, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

SEER, INC.

Notes to Consolidated Financial Statements

PrognomiQ constitutes a related party and, as of December 31, 2024 and 2023, the Company recorded $0.4 million and $0.6 million in related party receivables, respectively, on the consolidated balance sheets mainly due from product sales and service revenue. For the years ended December 31, 2024 and 2023, the Company recognized revenue of $2.5 million, of which $1.6 million was from product sales, and $4.7 million, of which $4.4 million was from product sales, respectively, from PrognomiQ and is presented as related party revenue on the consolidated statements of operations and comprehensive loss.

On August 12, 2024, the Company entered into a preferred stock purchase agreement with PrognomiQ, pursuant to which the Company purchased $10.0 million of PrognomiQ's Series D Preferred Stock. The investment is accounted for as an equity security in accordance with ASC 321.

As of December 31, 2024, the carrying value of the investment was $7.4 million and is included in other assets on the consolidated balance sheets. The carrying value is adjusted by the Company's share in loss in the equity method investment. There were no impairment and recognized gains or losses to the carrying value for the year ended December 31, 2024.

During 2022, a member of the Company’s Board of Directors served as a board member and an executive officer at a company that is a customer of the Company. There was no revenue recognized for each of the year ended December 31, 2024 and 2023. The Company has a contract for equipment leased to this customer that has been classified as a sales-type lease. As of December 31, 2024 and 2023, the lease receivables related to the sales-type lease is nil and $0.2 million, respectively. The lease receivables are presented as prepaid expenses and other current assets on the consolidated balance sheets.

12.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(86,599)	$(86,277)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	62,348,012	63,850,490
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.39)	$(1.35)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31,
	2024	2023
Class A common stock options issued and outstanding	13,198,232	11,945,032
Restricted common stock subject to future vesting	—	1,023
Restricted stock units	4,450,441	3,680,076
Estimated ESPP shares to be issued	121,348	254,385
Total	17,770,021	15,880,516

SEER, INC.

Notes to Consolidated Financial Statements

13.
INCOME TAXES

The components of the provision for income taxes are summarized as follows (in thousands):

	Year ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Foreign	346	—
Total current	346	—

Deferred:
Federal	—	—
State	—	—
Foreign	(248)	—
Total deferred	(248)	—

Provision for income taxes	$98	$—

A reconciliation of the provision for income taxes to the actual income tax expense is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Federal tax benefit at statutory rate	$(18,166)	$(18,118)
State taxes, net of federal benefit	(2,492)	(2,491)
Change in valuation allowance	17,136	19,112
Stock-based compensation tax deduction over book expense	4,730	4,012
Permanent differences	33	79
Research and development credits	(2,123)	(2,323)
Executive compensation limitation	1,926	384
Other	(946)	(655)
Provision for income taxes	$98	$—

SEER, INC.

Notes to Consolidated Financial Statements

Deferred income tax reflects the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The categories that give rise to significant components of the deferred tax assets as of December 31, 2024 and 2023, are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$50,602	$41,212
Accruals and reserves	1,259	1,296
Research and development credits	8,538	6,415
Stock-based compensation	11,408	11,348
Lease liabilities	6,664	7,212
Capitalized research and experimentation	17,879	13,502
Fixed assets	269	—
Other	641	—
Gross deferred tax assets	97,260	80,985
Valuation allowance	(91,163)	(74,026)

Deferred tax liabilities:
Fixed assets	—	(411)
Right-of-use assets	(5,849)	(6,426)
Other	—	(122)
Gross deferred tax liabilities	(5,849)	(6,959)
Total net deferred tax assets:	$248	$—

The tax benefit of net operating losses, temporary differences, and credit carryforwards are recorded as an asset to the extent that management assesses that realization is more likely than not. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred. In the U.S, a significant piece of objective negative evidence evaluated was the cumulative loss incurred since the Company’s incorporation in 2017. Such objective evidence limits the ability to recognize the domestic net deferred tax assets. The amount of the net deferred tax assets considered realizable, could be adjusted as estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as the Company’s projections for growth. For the years ended December 31, 2024 and 2023, the net changes in the net valuation allowance were an increase of $17.1 million and an increase of $19.0 million, respectively.

As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $182.3 million and $148.1 million, respectively, which will carryforward indefinitely for federal tax purposes. At December 31, 2024 and 2023, the Company had state net operating loss carryforwards of approximately $185.7 million and $151.8 million, respectively, which will begin to expire in 2035 for state tax purposes.

As of December 31, 2024 and 2023, the Company had federal research and development credit carryforwards of approximately $7.0 million and $5.1 million, respectively, which begin to expire in 2039 and state research and development credit carryforwards of approximately $5.5 million and $4.3 million, respectively, which will carry forward indefinitely.

SEER, INC.

Notes to Consolidated Financial Statements

Utilization of the Company’s federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation in the event that there is a change in ownership as provided by Section 382 of the Internal Revenue Code and similar state codes. Such limitation could result in a deferral or expiration of the utilization of the net operating loss and tax credit carryforwards. The Company concluded that while ownership changes occurred in 2018, 2020, and 2022, no tax attributes are expected to expire unutilized as a result of the Section 382 limitation.

As of December 31, 2024 and 2023, the Company had unrecognized tax benefits of approximately $3.1 million and $2.4 million, respectively. The amount of unrecognized tax benefits is not expected to significantly change over the next twelve months. No amounts, outside of valuation allowance, would impact the effective tax rate on the continuing operations. The beginning and ending unrecognized tax benefits amounts are as follows (in thousands):

	December 31,
	2024	2023
Beginning balance	$2,364	$1,586
Change related to prior year positions	—	26
Change related to current year positions	772	752
Ending balance	$3,136	$2,364

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. Management determined that no accrual for interest and penalties was required as of December 31, 2024.

The Company files tax returns in the U.S., United Kingdom, and Germany. Domestic tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

14.
SEGMENT REPORTING

The Company manages its business activities on a consolidated basis and operates in one reportable segment.

The Company’s chief operating decision maker (CODM) is the chief executive officer. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using net loss. The CODM does not evaluate operating segment using asset or liability information.

SEER, INC.

Notes to Consolidated Financial Statements

The following table sets forth information on segment net loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$14,170	$16,661
Cost of revenue	7,115	8,155
Gross profit	7,055	8,506
Operating expenses:
Compensation expenses	36,774	41,278
Stock-based compensation	28,207	34,425
Professional expenses	15,032	9,423
Business expenses	9,852	11,997
Facility expenses	6,379	5,500
Depreciation and amortization	5,836	5,352
Other (1)	5,076	3,994
Total operating expenses	107,156	111,969

Interest income	16,666	17,764
Loss on equity method investment	(2,649)	—
Other expense	(417)	(578)
Provision for income taxes	98	—
Net loss	$(86,599)	$(86,277)

(1)
Other includes laboratory expenses, travel expenses, and allocated costs.

As of December 31, 2024, long-lived assets were primarily located in the United States.

15. SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2024, the date of these consolidated financial statements, through March 3, 2025, which represents the date the consolidated financial statements were available to be issued for events requiring recording or disclosure in the consolidated financial statements for the year ended December 31, 2024. The Company concluded that no events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

As of December 31, 2024, our management conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting based upon the framework in the Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

No officers or directors, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

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

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39747	3.1	12/8/2020

3.2	Amendment to the Amended and Restatement Certificate of Incorporation of the Company.	8-K	001-39747	3.1	6/16/2023

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-39747	3.2	6/16/2023

4.1	Form of common stock certificate of the Registrant.	S-1	333-250035	4.1	11/12/2020

4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.				*

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-250035	10.1	11/12/2020

10.2+	2020 Equity Incentive Plan and related form agreements.	S-1/A	333-250035	10.2	11/30/2020

10.3+	2017 Stock Incentive Plan and related form agreements.				*

10.4+	2020 RSU Equity Incentive Plan and related form agreements.	S-1/A	333-250035	10.4	11/30/2020

10.5+	Amended and Restated 2020 Employee Stock Purchase Plan and related form agreements.	S-8	333-270351	4.3	3/8/2023

10.6+	Confirmatory Offer Letter between the Registrant and Dr. Omid Farokhzad, dated November 30, 2020.	S-1/A	333-250035	10.7	11/30/2020

10.7+	Confirmatory Offer Letter between the Registrant and David Horn, dated November 30, 2020.	S-1/A	333-250035	10.9	11/30/2020

10.8+	CEO Change in Control and Severance Agreement between the Registrant and Dr. Omid Farokhzad, dated November 30, 2020.	S-1/A	333-250035	10.10	11/30/2020

10.9+	Executive Incentive Compensation Plan.	S-1/A	333-250035	10.11	11/30/2020

10.10#	Umbrella Development & Supply Agreement between the Registrant and Hamilton Company, dated March 9, 2020.	S-1	333-250035	10.14	11/12/2020

10.11#	Exclusive Patent License Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated December 18, 2017.	S-1	333-250035	10.15	11/12/2020

10.12+	Outside Director Compensation Policy (as amended on February 26, 2025).				*

10.13+	Key Executive Change in Control and Severance Plan, and form of Participation Agreement thereunder.	10-Q	001-39747	10.1	11/7/2023

19.1	Insider Trading Policy.	10-K	001-39747	19.1	3/4/2024

21.1	List of Subsidiaries of the Registrant.				*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.				*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

97.1	Compensation Clawback Policy	10-K	001-39747	97.1	3/4/2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: March 3, 2025

SEER, INC.

By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Omid Farokhzad, M.D.	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 3, 2025
Omid Farokhzad, M.D.

/s/ David R. Horn	Chief Financial Officer and President (Principal Financial Officer and Accounting Officer)	March 3, 2025
David R. Horn

/s/ Nicolas Roelofs	Lead Independent Director	March 3, 2025
Nicolas Roelofs, Ph.D.

/s/ David Hallal	Director	March 3, 2025
David Hallal

/s/ Meeta Gulyani	Director	March 3, 2025
Meeta Gulyani

/s/ Robert Langer, Sc.D.	Director	March 3, 2025
Robert Langer, Sc.D.

/s/ Terrance McGuire	Director	March 3, 2025
Terrance McGuire

/s/ Deep Nishar	Director	March 3, 2025
Deep Nishar