Form 10-K/A
period 2024-12-31
Seer, Inc.
filed 2025-04-30
CIK 1726445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend the Annual Report on Form 10-K of Seer, Inc., a Delaware corporation (referred to as “Seer,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Original Report”), is being filed for the purpose of including the information required to be disclosed by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report has been deleted. This Amendment No. 1 hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer and President are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Report. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Report. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Composition of the Board of Directors

We manage our business affairs under the direction of our board of directors, which currently consists of seven members. Our board of directors has affirmatively determined that five of our seven directors qualify as “independent” within the meaning of the listing standards of the Nasdaq Stock Market LLC (Nasdaq).

The following table sets forth the names and ages as of March 31, 2025 and certain other information for each of the directors:

Name	Age	Position	Director Since
Omid Farokhzad, M.D.	56	Chief Executive Officer and Chair of the Board of Directors	2017
Meeta Gulyani (1)	56	Director	2021
David Hallal (1)(2)(3)	58	Director	2018
Terrance McGuire (1)(2)	69	Director	2017
Robert Langer, Sc.D.(4)	76	Director	2017
Dipchand (Deep) Nishar (3)(4)	56	Director	2021
Nicolas Roelofs, Ph.D. (2)(3)(4)	67	Lead Independent Director	2024

(1)
Member of our audit committee
(2)
Member of our talent and compensation committee
(3)
Member of our corporate governance and nominating committee
(4)
Member of our science and technology committee

Omid Farokhzad, M.D. co-founded our Company and has served as our Chief Executive Officer since February 2018, and as a member of our board of directors since March 2017, serving as the Chair since September 2020, and as President of the Company from September 2022 until November 2023. He served as the executive chair of Dynamics Special Purpose Corp., a blank check company, from May 2021 until June 2022. From September 2004 to February 2018, he was a Professor at Harvard Medical School and directed the Center for Nanomedicine at Brigham and Women’s Hospital. He previously co-founded BIND Therapeutics, a biotechnology company acquired by Pfizer Inc., Selecta Biosciences, Inc., a clinical-stage biotechnology company, and Tarveda Therapeutics, Inc., a clinical stage biopharmaceutical company. He currently serves as a member of the board of directors of several privately-held companies and previously served as a director of Senti Biosciences, Selecta Biosciences and BIND Therapeutics. He holds an M.A. and M.D. from Boston University and an M.B.A. from Massachusetts Institute of Technology Sloan School of Management.

We believe Dr. Farokhzad is qualified to serve on our board of directors because of the perspective and experience he brings as our Chief Executive Officer, his experience in leadership positions in the biotechnology and life science industry, his educational background and his strong scientific knowledge.

Meeta Gulyani has served as a member of our board of directors since November 2021. Ms. Gulyani has served as Senior Vice President, General Manager, Bioprocessing and Head of Life Science Strategy of Ecolab, since December 2024. From October 2023 to February 2024, she was a member of Novo Advisory Group, a management advisory firm assisting both healthy companies and those facing financial difficulty. From January 2016 to August 2023, she served as Executive Vice President, Head of Strategy, Business Development and Transformation at the Life Science business of Merck KGaA, Darmstadt, Germany, a global life science and technology company, which operates as MilliporeSigma in U.S. and Canada. From May 2014 to December 2015, she served as Executive Vice President, Head of Global Strategy and Franchises at the Pharmaceutical business of Merck KGaA, Darmstadt, Germany, which operates as EMD Serono, Inc. in U.S. and Canada. From January 2012 to April 2014, Ms. Gulyani served as General Manager, India Management Center at Roche Pharmaceuticals, division of Roche Holding AG, a healthcare company. Ms. Gulyani currently serves as an advisory board member of Single Use Support GmbH. Ms. Gulyani holds a M.B.A. from the Asian Institute of Management, Philippines, accompanied by an exchange program at the Wharton School of the University of Pennsylvania. She earned a bachelor’s degree in economics from the Shri Ram College of Commerce at Delhi University in India.

We believe Ms. Gulyani is qualified to serve on our board of directors because of her extensive experience in the life sciences industry and experience across markets, including Asia.

David Hallal has served as a member of our board of directors since February 2018 and as Lead Independent Director from September 2020 to August 2024. Mr. Hallal has served as Chief Executive Officer of ElevateBio LLC, a biotechnology company he co-founded, since December 2017. Mr. Hallal had served as Chief Executive Officer of AlloVir, Inc., a late clinical-stage cell therapy company from September 2018 to March 2021. Prior to that, from June 2006 to December 2016, Mr. Hallal served in executive roles of increasing responsibility at Alexion Pharmaceuticals, Inc., a pharmaceutical company, most recently serving as Chief Executive Officer from April 2015 to December 2016, Chief Operating Officer from September 2014 to April 2015 and Chief Commercial Officer, Head of Commercial Operations from July 2006 to September 2014, as well as a member of the Board of Directors from September 2014 to December 2016. Mr. Hallal currently serves as Chairman of the board at AlloVir, ElevateBio, Scholar Rock Holding Corp. and iTeos Therapeutics S.A. He holds a B.A. in Psychology from the University of New Hampshire.

We believe Mr. Hallal is qualified to serve on our board of directors because of his extensive business experience and knowledge of company operations, and his experience working with companies in the life sciences industry.

Terrance McGuire has served as a member of our board of directors since December 2017. Mr. McGuire is a founding partner of Polaris Partners. Prior to starting Polaris Partners in 1996, Mr. McGuire spent seven years at Burr, Egan, Deleage & Co., investing in early stage medical and information technology companies. He currently serves on the board of directors of Invivyd, Inc. (formerly Adagio Therapeutics, Inc.), Tectonic Therapeutic, and Whitehead Institute, and previously served on the board of directors of Acceleron Pharma, Inc., Alector, Inc., Arsanis, Inc., Cyclerion Therapeutics, Inc., Ironwood Pharmaceuticals, Inc., Pulmatrix, Inc., and The David H. Koch Institute for Integrative Cancer Research at the Massachusetts Institute of Technology. Mr. McGuire also serves as a member of the Board of The Arthur Rock Center for Entrepreneurship at Harvard Business School and The Healthcare Initiative Advisory Board and on the Board of Advisors of the Thayer School of Engineering at Dartmouth College. Mr. McGuire holds a B.S. in Physics and Economics from Hobart College, an M.S. in Engineering from the Thayer School at Dartmouth College and an M.B.A. from Harvard Business School.

We believe Mr. McGuire is qualified to serve on our board of directors because of his substantial corporate development and business strategy expertise gained in the venture capital industry.

Robert Langer, Sc.D. has served as a member of our board of directors since December 2017. Dr. Langer has served as an Institute Professor at the Massachusetts Institute of Technology since July 2005. He currently serves on the board of directors of Abpro Bio Co. Ltd., Frequency Therapeutics, Inc., and Puretech Health plc, and previously served on the board of directors of Alkermes, Inc., Lyra Therapeutics, Inc., Kala Pharmaceuticals, Inc., Moderna, Inc., Momenta Pharmaceuticals, Inc., Millipore Corp., Rubius Therapeutics and Wyeth. Dr. Langer currently serves on the Board of Trustees at Boston Children’s Hospital. Dr. Langer holds a B.S. in Chemical Engineering from Cornell University and an Sc.D. in Chemical Engineering from Massachusetts Institute of Technology.

We believe Dr. Langer is qualified to serve on our board of directors because of his pioneering academic work, extensive medical and scientific knowledge, and experience serving on public company board of directors.

Dipchand (Deep) Nishar has served as a member of our board of directors since February 2021. Mr. Nishar has been a Managing Director at General Catalyst since January 2022. From June 2015 to December 2021, he served as a Senior Managing Partner of SoftBank Investment Advisers (US) Inc., a private equity company. From January 2009 to October 2014, he was with LinkedIn Corporation, an employment-oriented online service company acquired by Microsoft Corporation, where he served as Senior Vice President, Product and User Experience from May 2011 to October 2014 and as Vice President, Products from January 2009 to May 2011. From August 2003 to January 2009, Mr. Nishar served in various executive roles with Google Inc., a technology company that specializes in Internet-related services and products, most recently as the Senior Director of Products for the Asia-Pacific region. Mr. Nishar served on the board of directors of Dynamics Special Purpose Corp., from May 2021 until June 2022, and Vir Biotechnology, Inc., from August 2017 until June 2022. He currently serves as a member of the board of directors of several privately-held companies. Mr. Nishar previously served on the board of directors of Guardant Health, Inc., from October 2018 until June 2020, Relay Therapeutics, Inc., from June 2019 until December 2021, TripAdvisor, Inc., from August 2013 until June 2019, and Zymergen Inc., from October 2016 until September 2020. Mr. Nishar holds a B. Tech from the Indian Institute of Technology, an M.S. in Electrical Engineering from the University of Illinois, Urbana-Champaign and an M.B.A. from Harvard Business School.

We believe Mr. Nishar is qualified to serve on our board of directors due to his extensive background in the technology industry and his investment activities in the life science sector.

Nicolas Roelofs, Ph.D. has served as a member of our board of directors and as Lead Independent Director since August 2024. Dr. Roelofs has served as a Principal of Summa Equity AB since July 2019. Dr. Roelofs has also served as Industrial Advisor of Nordic Capital since 2014. Dr. Roelofs has served on the Board of Directors of Olink Holding AB (Nasdaq: OLK), a Swedish publicly limited liability company that trades on the Nasdaq Global Market, since December 2020. From March 2020 to November 2024, Dr. Roelofs has served as chairman of the board of directors of multiple privately-held companies, including Sengenics Corporation Pte Ltd., One BioMed Pte Ltd. and ScaleBio Ltd. Dr. Roelofs also serves as a member of the board of directors of multiple privately-held companies, including Velsera, Inc. and LGC Group. Dr. Roelofs previously served as the President of the Life Sciences Group at Agilent Technologies, Group Operations Officer for the Life Sciences Division of Bio-Rad Inc., and Chief Operating Officer of Stratagene Inc. Dr. Roelofs received his Bachelor of Science in chemistry, biology, and German from Simpson College, his Master of Science in organic chemistry from Iowa State University, and his doctorate in organic chemistry from University of Nevada, Reno.

We believe Dr. Roelofs is qualified to serve on our board of directors due to his extensive business experience of company operations in the life science sector, extensive scientific knowledge, and experience serving on public company board of directors.

Executive Officers

The following table sets forth certain information about our executive officers as of March 31, 2025. Officers are elected by our board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Omid Farokhzad, M.D.	56	Chief Executive Officer and Chair of the Board of Directors
David Horn	57	President, Chief Financial Officer and Treasurer

For the biography of Omid Farokhzad, M.D., please see “Board of Directors and Corporate Governance.”

David Horn has served as our Chief Financial Officer and Treasurer since May 2020 and became President in November 2023. Prior to joining us, Mr. Horn was with Morgan Stanley, an investment bank and financial services company, from May 2007 to May 2020, where he served as a Managing Director in the Global Healthcare Group within the Investment Banking Department. From May 2003 to May 2007, Mr. Horn served as a Principal at Montgomery & Co., LLC, a provider of merger and acquisition and private placement services. He holds an A.B. in Politics from Princeton University and an M.B.A. from Stanford University Graduate School of Business.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Director Independence

Our common stock is listed on the Nasdaq Global Select Market. Under the listing standards of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of our initial public offering. In addition, the listing standards of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, talent and compensation and corporate governance and nominating committees be independent. Audit committee members and talent and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the listing standards of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 and under the listing standards of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 and under the listing standards of Nasdaq, the board of directors must affirmatively determine that each member of the talent and compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a talent and compensation committee member, including: (1) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director and (2) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of Meeta Gulyani, David Hallal, Terrance McGuire, Dipchand (Deep) Nishar and Nicolas Roelofs, Ph.D., representing five of our seven directors, does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In addition, our board of directors has determined that all members of our audit, talent and compensation and corporate governance and nominating committees satisfy the independence standards for committee members established by applicable SEC rules and regulations and the listing standards of Nasdaq. Additionally, former director Rachel Haurwitz, Ph.D., who served on the board until July 2024, was independent during the period she served on our board of directors.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Party and Other Transactions.”

Board Leadership Structure

Our board of directors has appointed Nicolas Roelofs, Ph.D. to serve as our Lead Independent Director beginning August 13, 2024. Prior to Dr. Roelofs’ appointment, Mr. Hallal served as our Lead Independent Director. As a general matter, our board of directors believes that appointing a Lead Independent Director, while our Chief Executive Officer serves as Chair, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our board of directors as a whole. As Lead Independent Director, Dr. Roelofs will preside over periodic meetings of our independent directors, serve as a liaison between our Chair and Chief Executive Officer, and our independent directors and perform such additional duties as our board of directors may otherwise determine and delegate.

Committees of our Board of Directors

Our board of directors has established an audit committee, a talent and compensation committee, a corporate governance and nominating committee, and a science and technology committee. The composition, responsibilities and the number of meetings held during 2024 of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Meeta Gulyani, David Hallal and Terrance McGuire, with Ms. Gulyani serving as Chair. Our former director, Rachel Haurwitz, Ph.D., also served on our audit committee until July 2024. Our board of directors has determined that each of the members of our audit committee, as well as Dr. Haurwitz at the time she was serving on our audit committee, satisfies the independence requirements under the listing standards of Nasdaq and Rule 10A-3 of the Exchange Act. Our board of directors has determined that Mr. Hallal is an “audit committee financial expert” within the meaning of SEC rules and regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems. Our audit committee is also responsible for, among other things:

•
selecting and hiring the independent registered public accounting firm to audit our financial statements;
•
helping to ensure the independence and performance of the independent registered public accounting firm;
•
approving audit and non-audit services and fees;
•
reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;
•
preparing the audit committee report that the SEC requires to be included in our annual proxy statement;
•
reviewing reports and communications from the independent registered public accounting firm;
•
reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;
•
reviewing our policies on risk assessment and risk management;
•
reviewing and monitoring conflicts of interest situations, and approving or prohibiting any involvement in matters that may involve a conflict of interest or taking of a corporate opportunity;
•
reviewing related party transactions; and
•
establishing and overseeing procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter for our audit committee is available on our investor relations website at investor.seer.bio. In 2024, our audit committee held four meetings and acted by unanimous written consent once.

Talent and Compensation Committee

Our talent and compensation committee consists of David Hallal, Terrance McGuire and Nicolas Roelofs, Ph.D, with Mr. McGuire serving as Chair. Our former director, Rachel Haurwitz, Ph.D., also served on our talent and compensation committee until July 2024. Our board of directors has determined that each of the members of our talent and compensation committee, as well as Dr. Haurwitz at the time she was serving on our talent and compensation committee, is independent under the listing standards of Nasdaq and a “non-employee director” as defined in Rule 16b-3 under the Exchange Act.

Our talent and compensation committee oversees our compensation policies, plans, and benefits programs. The compensation committee is also responsible for, among other things:

•
overseeing our overall compensation philosophy and compensation policies, plans and benefit programs;
•
reviewing and approving, or recommending to the board of directors for approval, the compensation of our executive officers and directors;
•
preparing the talent and compensation committee report that the SEC requires to be included in our annual proxy statement, if any; and
•
administering our equity compensation plans.

Our talent and compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter for our talent and compensation committee is available on our investor relations website at investor.seer.bio. In 2024, our talent and compensation committee held five meetings and acted by unanimous written consent two times.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee consists of David Hallal, Dipchand (Deep) Nishar and Nicolas Roelofs, Ph.D., with Dr. Roelofs serving as Chair. Our board of directors has determined that each of the members of our corporate governance and nominating committee is independent under the listing standards of Nasdaq.

Our corporate governance and nominating committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. The corporate governance and nominating committee is also responsible for, among other things:

•
identifying, evaluating, and making recommendations to our board of directors regarding nominees for election to our board of directors and its committees;
•
considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;
•
reviewing developments in corporate governance practices;
•
evaluating the adequacy of our corporate governance practices and reporting; and
•
evaluating the performance of our board of directors and of individual directors.

Our corporate governance and nominating committee operates under a written charter that satisfies the listing standards of Nasdaq. A copy of the charter for our corporate governance and nominating committee is available on our investor relations website at investor.seer.bio. In 2024, our corporate governance and nominating committee held three meetings and acted by unanimous written consent once.

Science and Technology Committee

In April 2021, our board of directors formed our science and technology committee. Our science and technology committee consists of Robert Langer, Sc.D., Dipchand (Deep) Nishar and Nicolas Roelofs, Ph.D., with Dr. Langer serving as Chair. Our science and technology committee oversees and assists our board of directors in its oversight of our scientific and technological strategies and research and development plans and goals. In 2024, our science and technology committee held one meeting. The science and technology committee is also responsible for, among other things:

•
reviewing and evaluating our performance relating to our research and development plans and goals;
•
reviewing and evaluating our scientific and technological strategies and research and development plans, and goals, including the competitive environment;
•
identifying and discussing significant emerging science and technology issues and trends, including their potential impact on our scientific and technological strategies and research and development plans and goals; and
•
conducting a periodic review of our intellectual property portfolio and strategy, including our overall competitiveness.

Attendance at Board and Stockholder Meetings

During our fiscal year ended December 31, 2024, our board of directors held five meetings (including regularly scheduled and special meetings) and acted by unanimous written consent four times, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served on such committee.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we strongly encourage, but do not require, our directors to attend. Three members of our Board attended our annual meeting of stockholders in 2024.

Talent and Compensation Committee Interlocks and Insider Participation

During 2024, David Hallal, Rachel Haurwitz, Ph.D., who served on the board until July 2024, and Terrance McGuire served on our talent and compensation committee. In February 2025, Nicolas Roelofs, Ph.D. was added to the talent and compensation committee. None of the members of our talent and compensation committee is currently, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served during the past fiscal year, as a member of the board of directors or the talent and compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more of its executive officers serving as a member of our board of directors or our talent compensation committee.

Considerations in Evaluating Director Nominees

Our corporate governance and nominating committee uses a variety of methods, including engaging the services of outside consultants and search firms, to identify and evaluate director nominees. In its evaluation of director candidates, our corporate governance and nominating committee will consider the current size and composition of our board of directors and the needs of our board of directors and the respective committees of our board of directors. Some of the qualifications that our corporate governance and nominating committee considers include such factors as character, integrity, judgment, diversity (including, without limitation, diversity in terms of gender, race, ethnicity and experience), age, independence, skills, education, expertise, business acumen, corporate experience, length of service, understanding of our business and other commitments, among other things. Nominees must also have the highest personal and professional ethics and integrity and skills that are complementary to those of the existing directors. Director candidates must have the ability to assist and support management and make significant contributions to our success based on proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment. Nominees must also have an understanding of the fiduciary responsibilities that are required of a member of our board of directors and the commitment of time and energy necessary to diligently carry out those responsibilities. Members of our board of directors are expected to prepare for, attend, and participate in all board of directors and applicable committee meetings. Our corporate governance and nominating committee may also consider such other factors as it may deem, from time to time, are in our and our stockholders’ best interests.

The corporate governance and nominating committee considers the suitability of each director candidate, including current directors, in light of the current size and composition of our board. Although our board of directors does not maintain a specific policy with respect to board diversity, our board of directors believes that our board of directors should be a diverse body, and our corporate governance and nominating committee considers a broad range of backgrounds and experiences. In making determinations regarding nominations of directors, our corporate governance and nominating committee may take into account the benefits of diverse viewpoints. Our corporate governance and nominating committee also considers these and other factors as it oversees the annual board of director and committee evaluations. After completing its review and evaluation of director candidates, our corporate governance and nominating committee recommends to our full board of directors the director nominees for selection.

Stockholder Recommendations for Nominations to the Board of Directors

Our corporate governance and nominating committee will consider director candidates recommended by stockholders holding continuously (i) at least $2,000 in market value of the outstanding shares of our common stock for at least three years prior to the date of the submission of the recommendation or nomination, (ii) at least $15,000 in market value of the outstanding shares of our common stock for at least two years prior to the date of the submission of the recommendation or nomination, or (iii) at least $25,000 in market value of the outstanding shares of our common stock for at least one year prior to the date of the submission of the recommendation or nomination, so long as such recommendations or nominations comply with our amended and restated certificate of incorporation, amended and restated bylaws, and applicable laws, rules and regulations, including those promulgated by the SEC. Our corporate governance and nominating committee will evaluate such recommendations in accordance with its charter, our amended and restated bylaws and our policies and procedures for director candidates, as well as the regular director nominee criteria described above. This process is designed to ensure that our board of directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. Eligible stockholders wishing to recommend a candidate for nomination should contact our President and Chief Financial Officer in writing.

Such recommendations must include information about the candidate, a statement of support of the candidate by the recommending stockholder, evidence of the recommending stockholder’s ownership of our capital stock, a signed letter from the candidate confirming willingness to serve on our board of directors, information regarding any relationships between us and the candidate and any additional information required by our amended and restated bylaws.

Our corporate governance and nominating committee has discretion to decide which individuals to recommend for nomination as directors.

Under our amended and restated bylaws, stockholders may also directly nominate persons for election to our board of directors. Any nomination must comply with the requirements set forth in our amended and restated bylaws and should be sent in writing to our President and Chief Financial Officer at Seer, Inc., 3800 Bridge Parkway, Suite 102, Redwood City, California 94065. To be timely for an annual meeting of stockholders, nominations must be received by our President and Chief Financial Officer not later than the 45th day nor earlier than the 75th day before the one-year anniversary of the date on which we first mailed our proxy materials or a notice of availability of proxy materials (whichever is earlier) for the preceding year’s annual meeting. In the event that no annual meeting was held in the previous year or if the date of the annual meeting is advanced by more than 25 days from the one-year anniversary of the date of the previous year’s annual meeting, then notice by the stockholder to be timely must be so received by our President and Chief Financial Officer not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of (i) the 90th day prior to such annual meeting and (ii) the 10th day following the day on which public announcement of the date of such annual meeting is first made.

Communications with the Board of Directors

Interested parties wishing to communicate with non-management members of our board of directors may do so by writing and mailing the correspondence to our President and Chief Financial Officer at Seer, Inc., 3800 Bridge Parkway, Suite 102, Redwood City, California 94065. Our President and Chief Financial Officer monitors these communications and will provide a summary of all received bona fide messages to our board of directors at each regularly scheduled meeting of our board of directors. Where the nature of a communication warrants, our President and Chief Financial Officer may determine, in his or her judgment, to obtain the more immediate attention of the appropriate committee of the board of directors or non-management director, of independent advisors or of our management.

This procedure does not apply to (a) communications to non-management directors from officers or directors who are stockholders, (b) stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act or (c) communications to our audit committee pursuant to our complaint procedures for accounting and auditing matters.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our board of directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, President and Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on our investor relations website at investor.seer.bio. We will post any amendments to our Code of Business Conduct and Ethics and any waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website or in filings under the Exchange Act.

Role of the Board in Risk Oversight

Our board of directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our board of directors is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks and operational risks. Our talent and compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. Our audit committee is responsible for overseeing the company’s significant business risks, including risks relating to accounting matters and financial reporting, potential conflicts of interest, and cybersecurity. The audit committee oversees management’s implementation of the cybersecurity risk management program and reports to the board of directors regarding its activities related to cybersecurity. The board of directors also receives periodic briefings from the audit committee on our cybersecurity risk management program. Our corporate governance and nominating committee is responsible for overseeing the management of risks associated with the independence of our board of directors. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed through discussions from committee members about such risks. Our board of directors believes its current leadership structure supports the risk oversight function of the board of directors.

Director Compensation

In connection with our initial public offering, our board of directors adopted, and our stockholders approved, a compensation policy for our non-employee directors, which has since been amended from time to time, including most recently on February 26, 2025, and prior to that on February 28, 2024. This policy was initially developed, and has generally been reviewed annually and updated periodically with input from our talent and compensation committee’s independent compensation consultant, Aon’s Human Capital Solutions practice, a division of Aon plc (Aon, formerly Radford), regarding practices and compensation levels at comparable companies. It is designed to attract, retain and reward non-employee directors.

Under the outside director compensation policy, each non-employee director receives the cash and equity compensation for his or her services as a member of our board of directors, as described below. We also reimburse our non-employee directors for reasonable, customary and documented travel expenses to meetings of our board of directors or its committees.

The director compensation policy and our 2020 Equity Incentive Plan (the 2020 Plan) includes a maximum annual limit of $750,000 or, in the first year of a non-employee director’s service on our board of directors as a non-employee director, $1,000,000, of equity awards granted and other compensation provided to a non-employee director in any fiscal year. For purposes of these limitations, the value of an equity award is based on its grant date fair value (determined in accordance with generally accepted accounting principles, or GAAP). Any equity awards granted or other compensation provided to a person for his or her services as an employee, or for his or her services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.

Cash Compensation

Our outside director compensation policy provides for the following cash compensation program for our non-employee directors:

•
$42,500 per year for service as a non-employee director;
•
$25,000 per year for service as lead independent director;
•
$20,000 per year for service as Chair of the audit committee;
•
$10,000 per year for service as a member of the audit committee;
•
$15,000 per year for service as Chair of the talent and compensation committee;
•
$7,500 per year for service as a member of the talent and compensation committee;
•
$10,000 per year for service as Chair of the corporate governance and nominating committee;
•
$5,000 per year for service as a member of the corporate governance and nominating committee;
•
$10,000 per year for service as Chair of the science and technology committee; and
•
$5,000 per year for service as a member of the science and technology committee.

Each non-employee director who serves as a committee Chair receives only the additional annual cash fee as the Chair of the committee, and not the additional annual fee as a member of the committee. All cash payments to non-employee directors are paid quarterly in arrears on a prorated basis. The annual retainer fee for service on our board of directors for fiscal 2024 was increased from $40,000 to $42,500, under our outside director compensation policy as amended on February 28, 2024.

Equity Compensation

Initial Awards

Each person who first becomes a non-employee director will receive, on the first trading day on or after the date that the person first becomes a non-employee director, certain initial equity awards (collectively, the Initial Award), pursuant to our outside director compensation policy:

•
As amended on February 26, 2025, of stock options to purchase 61,000 shares of our common stock and restricted stock units covering 41,000 shares of our common stock; or
•
As amended on February 28, 2024 (and until amended on February 26, 2025), of stock options to purchase 69,470 shares of our common stock and restricted stock units covering 46,886 shares of our common stock.

The Initial Award vests in three equal annual installments following the director's start date, on the same day of the month as the start date, subject to continued services to us through the applicable vesting dates.

If the person was a member of our board of directors and also an employee, then becoming a non-employee director due to termination of employment will not entitle the person to an Initial Award.

Annual Awards

Each non-employee director automatically will receive, on the date of each annual meeting of our stockholders (an Annual Meeting), certain annual award or awards (collectively, the Annual Award), pursuant to our outside director compensation policy:

•
As amended on February 26, 2025, of stock options to purchase 30,500 shares of our common stock (the Annual Option Award) and restricted stock units covering 20,500 shares of our common stock (the Annual RSU Award); or
•
As amended on February 28, 2024 (and until amended on February 26, 2025), of restricted stock units covering 58,178 shares of our common stock.

Under each of the above versions of our outside director compensation policy, if an individual began service as a non-employee director after the date of the Annual Meeting that occurred immediately prior to such Annual Meeting, then the Annual Award granted to such non-employee director will be prorated based on the number of whole months that the individual served as a non-employee director prior to the Annual Award’s grant date during the 12 month period immediately preceding such Annual Meeting or such effective registration statement date, as applicable.

Each Annual Award will be scheduled to vest as to all of the shares of our common stock subject to such award on the earlier of (i) the one year anniversary of the date the Annual Award is granted or (ii) the day immediately before the date of the next Annual Meeting that occurs after the grant date of the Annual Award, subject to continued services to us through the applicable vesting date.

Change in Control. In the event of our change in control, as defined in our 2020 Equity Incentive Plan, each non-employee director’s then outstanding equity awards covering shares of our common stock that were granted to him or her while a non-employee director will accelerate vesting in full, provided that he or she remains a non-employee director through the date of our change in control.

Other Award Terms. Each Initial Award and Annual Award will be granted under our 2020 Equity Incentive Plan (or its successor plan, as applicable) and cover shares of our Class A common stock, and are subject to the terms and conditions of such plan and form of award agreement thereunder. These awards will have a maximum term to expiration of ten years from their grant and a per share exercise price equal to 100% of the fair market value of a share of our common stock on the award’s grant date.

Director Compensation for Fiscal Year 2024

Directors who are also our employees receive no additional compensation for their service as directors. Omid Farokhzad, M.D., our Chief Executive Officer, was an employee director during 2024. See the section titled “Executive Compensation” for additional information about Dr. Farokhzad’s compensation.

The following table presents the total compensation each of our non-employee directors received during the year ended December 31, 2024. Other than as set forth in the table, we did not pay any compensation, make any equity awards or non-equity awards to or pay any other compensation to any of our non-employee directors in 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
David Hallal	79,158	108,793	—	—		187,951
Robert Langer, Sc.D.	52,500	108,793	—	75,000	(2)	236,293
Terrance McGuire	67,500	108,793	—	—		176,293
Rachel Haurwitz, Ph.D.(3)	33,913	108,793	—	—		142,706
Meeta Gulyani	72,500	108,793	—	—		181,293
Dipchand (Deep) Nishar	52,500	108,793	—	—		161,293
Nicolas Roelofs, Ph.D.(4)	30,577	79,706	85,809	—		196,092

(1)
The amount in this column represents the aggregate grant-date fair value of the award as computed as of the grant date of each option awarded in fiscal 2024 in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC Topic 718. The assumptions used in calculating the grant-date fair value of the awards reported in this column are set forth in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 3, 2025.
(2)
Consists of a fixed annual consulting fee arrangement for Dr. Langer’s service on our Scientific Advisory Board in 2024.
(3)
Dr. Haurwitz resigned from our board of directors in July 2024.
(4)
Dr. Roelofs joined our board of directors in August 2024.

The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2024:

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
David Hallal	1/28/2020	101,886	(2)	—		2.70	1/27/2030	—		—
	7/28/2020	51,753	(3)	—		3.47	7/27/2030	—		—
	9/11/2020	38,422	(4)	—		3.47	9/10/2030	—		—
	12/3/2020	18,691	(5)	—		19.00	12/2/2030	—		—
	6/17/2021	15,000	(6)	—		33.74	6/17/2031	—		—
	6/15/2022	29,640	(7)	—		7.33	6/15/2032	—		—
	6/14/2023	34,735	(8)	—		4.33	6/14/2033	—		—
	6/12/2024	—		—		—	—	58,178	(13)	134,391
Robert Langer, Sc.D.	5/18/2018	104,048	(9)	—		0.05	5/17/2028	—		—
	1/28/2020	101,886	(2)	—		2.70	1/27/2030	—		—
	7/28/2020	121,562	(3)	—		3.47	7/27/2030	—		—
	12/3/2020	18,691	(5)	—		19.00	12/2/2030	—		—
	6/17/2021	15,000	(6)	—		33.74	6/17/2031	—		—
	6/15/2022	29,640	(7)	—		7.33	6/15/2032	—		—
	6/14/2023	34,735	(8)	—		4.33	6/14/2033	—		—
	6/12/2024	—		—		—	—	58,178	(13)	134,391
Terrance McGuire	1/28/2020	101,886	(2)	—		2.70	1/27/2030	—		—
	7/28/2020	58,415	(3)	—		3.47	7/27/2030	—		—
	12/3/2020	18,691	(5)	—		19.00	12/2/2030	—		—
	6/17/2021	15,000	(6)	—		33.74	6/17/2031	—		—
	6/15/2022	29,640	(7)	—		7.33	6/15/2032	—		—
	6/14/2023	34,735	(8)			4.33	6/14/2033	—		—
	6/12/2024	—		—		—	—	58,178	(13)	134,391
Meeta Gulyani	11/29/2021	30,000	(10)	—		21.52	11/29/2031	—		—
	6/15/2022	16,159	(7)	—		7.33	6/15/2032	—		—
	6/14/2023	34,735	(8)	—		4.33	6/14/2033	—		—
	6/12/2024	—		—		—	—	58,178	(13)	134,391
Dipchand (Deep) Nishar	3/2/2022	27,500		2,500	(11)	13.84	3/2/2032	—		—
	6/15/2022	29,640	(7)	—		7.33	6/15/2032	—		—
	6/14/2023	34,735	(8)	—		4.33	6/14/2033	—		—
	6/12/2024	—		—		—	—	58,178	(13)	134,391
Nicolas Roelofs, Ph.D.	8/13/2024	—		69,470	(12)	1.70	8/13/2034	—		—
	8/13/2024	—		—		—	—	46,886	(14)	108,307
(1)
The amounts in this column are based upon the last reported price of our Class A common stock on the Nasdaq Global Select Market on December 31, 2024, which was $2.31.
(2)
Shares subject to the option vested in 48 equal monthly installments beginning on February 28, 2020, subject to continued service to the Company.
(3)
Shares subject to the option vested in 48 equal monthly installments beginning on August 28, 2020, subject to continued service to the Company.
(4)
Shares subject to the option vested in 48 equal monthly installments beginning on October 11, 2020, subject to continued service to the Company.
(5)
Shares subject to the option vested in 6 equal monthly installments beginning on January 3, 2021, subject to continued service to the Company.
(6)
Shares subject to the option vested in full on June 15, 2022.
(7)
Shares subject to the option vested in full on June 14, 2023.
(8)
Shares subject to the option or stock award vest in full on June 11, 2024, subject to continued service to the Company.
(9)
The shares underlying the option are subject to an early exercise provision and are immediately exercisable. One-fourth of the shares underlying the option vested on March 23, 2019, and 1/48th of the shares vested monthly thereafter, subject to continued service to the Company.

(10)
Shares subject to the option vested in 36 equal monthly installments beginning on December 9, 2021, subject to continued service to the Company.
(11)
Shares subject to the option vested in 36 equal monthly installments beginning on April 2, 2022, subject to continued service to the Company.
(12)
Shares subject to the option vest in 3 equal annual installments beginning on August 13, 2025, subject to continued service to the Company.
(13)
Shares subject to the stock award vest in full on June 12, 2025, subject to continued service to the Company.
(14)
Shares subject to the stock award vest in full on August 13, 2025, subject to continued service to the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this proxy statement anyone who filed a required report late during the most recent fiscal year. Based solely on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2024, all executive officers, directors and greater than 10% stockholders complied with all applicable SEC filing requirements, except as set forth below:

Name	Filed Date	Transaction Date	Transaction Type
Omid Farokhzad, M.D.	March 12, 2024	March 7, 2024	Sale
Omid Farokhzad, M.D.	February 23, 2024	February 6, 2024	Award
David Horn	February 23, 2024	February 6, 2024	Award
Elona Kogan	February 23, 2024	February 6, 2024	Award

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Omid Farokhzad, M.D. Chief Executive Officer	2024	619,208	937,452	1,422,924	397,174	173,192	3,549,950
	2023	596,459	1,845,180	2,170,350	423,653	161,689	5,197,331
David Horn President and Chief Financial Officer	2024	525,888	292,117	389,251	218,264	2,500	1,428,020
	2023	461,250	321,300	467,460	197,886	2,500	1,450,396
Elona Kogan (3) Former Chief Legal Officer	2024	286,115	217,981	302,699	—	2,500	809,295
	2023	416,487	321,300	467,460	156,870	2,500	1,364,617
(1)
The amount in this column represents the aggregate grant-date fair value of the award as computed as of the grant date of each restricted stock unit award and option awarded in fiscal 2024 in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC Topic 718, and the incremental fair value, computed as of the modification date, in accordance with ASC Topic 718, of stock options that were repriced during fiscal 2024. For additional details regarding such option repricing, see the discussion further below under “2024 Modification of Equity Grants”. The assumptions used in calculating the grant-date fair value of the awards reported in this column are set forth in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 3, 2025.
(2)
For 2024, “all other compensation” includes the following: (i) reimbursement of commuting costs of $93,569 and gross up allowance for Dr. Farokhzad of $77,123 and (ii) 401(k) plan matching contributions in the amount of $2,500 for each named executive officer. For 2023, “all other compensation” includes the following: (i) reimbursement of commuting costs of $88,532 and gross up allowance for Dr. Farokhzad of $70,657 and (ii) 401(k) plan matching contributions in the amount of $2,500 for each named executive officer.
(3)
Ms. Kogan resigned effective July 26, 2024.

Outstanding Equity Awards at 2024 Year-End

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2024.

		Option Awards						Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Omid Farokhzad, M.D.	1/28/2020	915,524	(3)	—		2.00	1/27/2030	—		—
	7/28/2020	532,718	(4)	—		2.00	7/28/2030	—		—
	12/3/2020	584,265	(5)	—		2.00	12/3/2030	—		—
	2/1/2021	83,375		3,625	(6)	2.00	1/31/2031	—		—
	2/1/2021	—		—		—	—	21,750	(7)	50,243
	2/8/2022	52,010	(8)	21,415	(9)	18.27	2/8/2032	—		—
	2/8/2022	52,010	(8)	21,415	(9)	19.10	2/8/2032	—		—
	2/8/2022	52,010	(8)	21,415	(9)	19.93	2/8/2032	—		—
	2/8/2022	52,010	(8)	21,415	(9)	20.76	2/8/2032	—		—
	2/8/2022	—		—		—	—	77,500	(10)	179,025
	2/15/2023	—		650,000	(11)	2.00	2/15/2033	—		—
	2/15/2023	—		—		—	—	301,500	(12)	696,465
	2/6/2024	—		1,032,901	(13)	1.77	2/6/2034	—		—
	2/6/2024	—		—		—	—	529,634	(14)	1,223,455
David Horn	4/1/2020	566,547	(15)	—		2.00	4/1/2030	—		—
	7/28/2020	140,682	(4)	—		3.47	7/28/2030	—		—
	12/3/2020	135,100	(5)	—		2.00	12/3/2030	—		—
	2/1/2021	32,703		1,422	(6)	2.00	1/31/2031	—		—
	2/1/2021	—		—		—	—	8,532	(7)	19,709
	2/8/2022	87,833		36,167	(9)	2.00	2/8/2032	—		—
	2/8/2022	—		—		—	—	31,000	(10)	71,610
	2/15/2023	—		140,000	(11)	2.00	2/15/2033	—		—
	2/15/2023	—		—		—	—	52,500	(12)	121,275
	2/6/2024	—		140,000	(16)	1.77	2/6/2034	—		—
	2/6/2024	—		142,557	(17)	1.77	2/6/2034	—		—
	2/6/2024	—		—		—	—	165,038	(14)	381,238
(1)
Each of the outstanding equity awards was granted pursuant to our 2017 Stock Incentive Plan, as amended and restated, 2020 Plan or 2020 RSU Equity Incentive Plan.
(2)
The amounts in this column are based upon the last reported price of our Class A common stock on the Nasdaq Global Select Market on December 31, 2024, which was $2.31.
(3)
The shares underlying the option are subject to an early exercise provision and are immediately exercisable. One-fourth of the shares underlying the option vest on January 28, 2021, and the remaining shares vest in 36 equal monthly installments thereafter, subject to continued service to the Company.
(4)
The shares underlying the option are subject to an early exercise provision and are immediately exercisable. One-fourth of the shares underlying the option vest on July 28, 2021, and the remaining shares vest in 36 equal monthly installments thereafter, subject to continued service to the Company.
(5)
One-fourth of the shares underlying the option vest on December 3, 2021, and the remaining shares vest in 36 equal monthly installments thereafter, subject to continued service to the Company.
(6)
One-fourth of the shares underlying the option vest on February 1, 2022, and the remaining shares vest in 36 equal monthly installments thereafter, subject to continued service to the Company.
(7)
Shares underlying the RSU award vest in four equal annual installments beginning on February 1, 2022, subject to continued service to the Company.
(8)
The premium-priced performance options were granted to our Chief Executive Officer (CEO) in four equal tranches with strike prices equal to amounts that equated to 10%, 15%, 20% and 25% premiums on our stock price on the date of grant.

(9)
One-fourth of the shares underlying the option vest on February 8, 2023, and the remaining shares vest in 36 equal monthly installments thereafter, subject to continued service to the Company.
(10)
Shares underlying the RSU award vest in four equal annual installments beginning on February 15, 2023, subject to continued service to the Company.
(11)
The option is subject to vesting requirements based upon achievement of specified performance-based criteria (the "Stock Price Hurdle") which requires that the Company achieves a stock price equal to or greater than 150% of the option exercise price during the period beginning on the grant date and ending on February 15, 2030 (the "Performance Period"). As discussed further below under “2024 Modification of Equity Grants,” the option was modified during fiscal 2024 to have an exercise price per share of $2.00 and stock price hurdle of $3.00 per share. If the Stock Price Hurdle is achieved within the Performance Period, then one fourth of the shares subject to the option vest on the date that achievement of the Stock Price Hurdle is certified and the remaining shares vest annually thereafter in three equal installments, subject to continued service to the Company.
(12)
Shares underlying the RSU award vest in four equal annual installments beginning on February 15, 2024, subject to continued service to the Company.
(13)
The option is subject to vesting requirements based upon achievement of specified performance-based criteria (the "Stock Price Hurdle") which requires that the Company achieves an average closing stock price over a consecutive 20-trading day period equal to or greater than 300% of the stock price on the grant date, during the period beginning on the grant date and ending on February 6, 2031 (the "Performance Period"). If the Stock Price Hurdle is achieved within the Performance Period, then one-fourth of the shares subject to the option vest on the date that achievement of the Stock Price Hurdle is certified and the remaining shares vest annually thereafter in three equal installments, subject to continued service to the Company.
(14)
Shares underlying the RSU award vest in four equal annual installments beginning on February 15, 2025, subject to continued service to the Company.
(15)
The shares underlying the option are subject to an early exercise provision and are immediately exercisable. One-fourth of the shares underlying the option vest on April 1, 2021, and the remaining shares vest in 36 equal monthly installments thereafter, subject to continued service to the Company.
(16)
The option is subject to vesting requirements based upon achievement of specified performance-based criteria (the "Stock Price Hurdle") which requires that the Company achieves an average closing stock price over a consecutive 20-trading day period equal to or greater than 200% of the stock price on the grant date, during the period beginning on the grant date and ending on February 6, 2031 (the "Performance Period"). If the Stock Price Hurdle is achieved within the Performance Period, then one-fourth of the shares subject to the option vest on the date that achievement of the Stock Price Hurdle is certified and the remaining shares vest annually thereafter in three equal installments, subject to continued service to the Company.
(17)
One-fourth of the shares subject to the option vest on February 6, 2025 and 1/48th of the shares vest monthly thereafter, subject to continued service to the Company.

Potential Payments Upon Termination or Change in Control

CEO Change in Control and Severance Agreement

We have entered into a change in control and severance agreement (the Severance Agreement) with Dr. Farokhzad which provides for certain severance and change in control benefits as described below.

If Dr. Farokhzad’s employment is terminated outside the period beginning on the date that is three months prior to the date of a change in control and ending on the one-year anniversary date of such change in control (the Change in Control Period) either (1) by the Company without “cause” and not by reason of his death or disability or (2) by Dr. Farokhzad as a “good reason termination” (as such terms are defined in the Severance Agreement), Dr. Farokhzad will receive the following benefits if he timely signs and does not revoke a separation agreement and release of claims in our favor:

•
continuing payments of Dr. Farokhzad’s base salary for a period of twelve months following the date of such termination (or if such termination is a good reason termination by Dr. Farokhzad based on a material reduction in base salary, then as in effect immediately prior to the reduction);
•
a lump sum cash payment equal to Dr. Farokhzad’s annual target cash incentive bonus prorated for the number of days during which Dr. Farokhzad was employed by the Company (or the parent or subsidiary of the Company employing him) in the calendar year such termination occurs;
•
if Dr. Farokhzad and his eligible dependents have qualifying health care at the time of such termination, then either reimbursements for or direct payments of premiums for coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA), for Dr. Farokhzad and his eligible dependents, if any, for up to 12 months; and
•
vesting acceleration of 50% of the shares subject to Dr. Farokhzad’s outstanding Company equity awards that are scheduled to vest based solely on Dr. Farokhzad’s continued service to the Company or any parent or subsidiary of the Company (time-based equity awards). With respect to this acceleration of vesting provision, the Change in Control Period is extended to end on the two-year anniversary of the change in control.

If, during the Change in Control Period, Dr. Farokhzad’s employment with the Company is terminated either (1) by the Company without cause and not by reason of his death or disability or (2) by Dr. Farokhzad as a good reason termination, Dr. Farokhzad will receive the following benefits if he timely signs and does not revoke a separation agreement and release of claims in our favor:

•
continuing payments of Dr. Farokhzad’s base salary for a period of 18 months following the date of such termination (or if such termination is a good reason termination by Dr. Farokhzad based on a material reduction in base salary, then if greater, as in effect immediately prior to the reduction) (or, if greater, as in effect immediately before the change in control);
•
a lump sum cash payment equal to 150% of Dr. Farokhzad’s annualized target bonus as in effect for the performance period in which such termination occurs, or, if greater and Dr. Farokhzad’s termination from employment occurs after the change in control, as in effect for the performance period in which the change in control occurs;
•
if Dr. Farokhzad and his eligible dependents have qualifying health care at the time of such termination, then either reimbursements for or direct payments of payment of premiums for coverage under COBRA, for Dr. Farokhzad and his eligible dependents, if any, for up to 18 months; and

•
vesting acceleration of 100% of the shares subject to Dr. Farokhzad’s outstanding time-based equity awards. With respect to this acceleration of vesting provision, the Change in Control Period is extended to end on the two-year anniversary of the change in control.

In addition to signing and not revoking a separation agreement and release of claims in our favor, Dr. Farokhzad’s receipt and retention of any severance benefits under the Severance Agreement is subject to his compliance with the terms of any confidentiality, information and inventions agreement or other written agreement us under which he has a material duty or obligation to us. Under Dr. Farokhzad’s confidentiality, information and inventions agreement with the Company, Dr. Farokhzad has nondisclosure obligations with respect to the Company’s confidential information for so long as such information otherwise is confidential, subject to certain exceptions under applicable law.

If Dr. Farokhzad begins employment or enters into a consultant relationship with a new employer during the period he is receiving severance benefits from us under the Severance Agreement, then any cash compensation paid to him by the new employer will reduce, but not below $1,000, our cash severance benefit obligations under the Severance Agreement, and we will have no obligation to provide COBRA benefits for medical, vision and dental coverage if the new employer provides such benefits to Dr. Farokhzad.

In addition, if Dr. Farokhzad remains employed by the Company (or any parent or subsidiary of the Company) through the two year anniversary of the change in control (the Retention Date) and if he timely signs and does not revoke a release of claims in our favor, Dr. Farokhzad will receive 100% accelerated vesting of all of his then-unvested and outstanding Company equity awards that were granted prior to our initial public offering.

If any of the amounts provided for under the Severance Agreement otherwise payable to Dr. Farokhzad would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and could be subject to the related excise tax, Dr. Farokhzad would be entitled to receive either full payment of benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the named executive officer. The Severance Agreement does not provide for any Section 280G-related tax gross-up payments from us.

Under the Severance Agreement, “cause” generally means Dr. Farokhzad’s: indictment or conviction of any felony or any crime involving dishonesty; participation in any fraud against us; any intentional damage to any material property of the Company; willful misconduct which materially and adversely reflects upon the business, operations, or reputation of the Company, which has not been cured or cannot be cured within ten days after receiving written notice regarding such misconduct; breach of any material provision of any agreement with the company and failure to cure such breach within ten days after receiving written notice of such breach.

Under the Severance Agreement, “good reason termination” generally means that Dr. Farokhzad resigns from the Company within 30 days following the end of our cure period discussed below as a result of any of the following that occurs without his written consent: a material reduction in his base salary as compared to his base salary in effect immediately prior to such reduction; a material and adverse change in his authorities, duties or responsibilities relative to his authorities, duties or responsibilities in effect immediately prior to such reduction (provided that if he ceases to serve as the Chief Executive Officer but continues to serve as Executive Chair of the Company with a base salary and target bonus opportunity each materially the same as in effect immediately prior to such transition, such transition will not by itself be deemed to constitute a material and adverse change to his authorities, duties or responsibilities, and provided, further that any change that results in Dr. Farokhzad not serving as the Chief Executive Officer of (or reporting directly to the board of directors of) the parent corporation in a group of controlled corporations including the Company or all or a substantial portion of the Company’s assets following a change in control, will be deemed to constitute a material and adverse change to his authorities, duties or responsibilities); and a material change in the geographic location of his principal work office or facility, provided that a change that increases his commute by 50 miles or less will not constitute a material change. For a resignation to qualify as a “good reason termination,” Dr. Farokhzad also must provide written notice within 90 days following when Dr. Farokhzad knows or should have known of the initial existence of the good reason condition, and such event or action must not have been reversed, remedied or cured within 30 days following our receipt of such written notice.

Under the Severance Agreement, “change in control” generally has the same meaning as such term is defined in our 2020 Plan (as discussed further below).

Under the terms of the Severance Agreement, a transition by Dr. Farokhzad to a role as the Company’s Executive Chair will not be considered a termination without cause or grounds for his resignation for good reason.

The following table describes the potential payments that would have been provided to Dr. Farokhzad pursuant to the Severance Agreement in the event that he was terminated outside of the Change in Control Period, assuming such termination occurred on December 31, 2024 (except as otherwise noted).

Named Executive Officer	Salary Severance Payments ($)	Bonus Severance Payments ($)	COBRA Premium Reimbursements ($)(1)	Equity Acceleration ($)(2)	Total ($)
Omid Farokhzad, M.D.	623,019	423,653	23,469	1,777,010	2,847,151
(1)
The amounts reported in this column represent estimates of the premiums to maintain group health insurance continuation benefits pursuant to COBRA for Dr. Farokhzad and the respective eligible dependents for 12 months. The amounts presented are based on estimates for maintaining group health insurance continuation benefits under our applicable 2024 group health plans.
(2)
The values of the accelerated RSUs in this table are calculated by multiplying the number of shares subject to acceleration by the closing price of our common stock on December 31, 2024, which was $2.31 per share. The value of the accelerated stock options is calculated by multiplying (x) the number of shares subject to acceleration for each stock option by (y) the closing price per share minus the applicable exercise price per share.

The following table describes the potential payments that would have been provided to Dr. Farokhzad pursuant to the Severance Agreement if, during the Change in Control Period, he was terminated either (1) by the Company without cause and not by reason of his death or disability or (2) by Dr. Farokhzad as a good reason termination, assuming such termination occurred on December 31, 2024 (except as otherwise noted).

Named Executive Officer	Salary Severance Payments ($)	Bonus Severance Payments ($)	COBRA Premium Reimbursements ($)(1)	Equity Acceleration ($)(2)	Total ($)
Omid Farokhzad, M.D.	934,528	635,479	60,348	3,554,019	5,184,374
(1)
The amounts reported in this column represent estimates of the premiums to maintain group health insurance continuation benefits pursuant to COBRA for Dr. Farokhzad and the respective eligible dependents for 18 months. The amounts presented are based on estimates for maintaining group health insurance continuation benefits under our applicable 2024 group health plans.
(2)
The values of the accelerated RSUs in this table are calculated by multiplying the number of shares subject to acceleration by the closing price of our common stock on December 31, 2024, which was $2.31 per share. The value of the accelerated stock options is calculated by multiplying (x) the number of shares subject to acceleration for each stock option by (y) the closing price per share minus the applicable exercise price per share.

Key Executive Change in Control and Severance Plan

We maintain a Key Executive Change in Control and Severance Plan (the Severance Plan), which we adopted in December 2020, in order to provide specified severance and change in control pay and benefits, to key executives selected by us. We have entered into participation agreements with each of Mr. Horn and Ms. Kogan (each, a Participation Agreement) under our Severance Plan. Ms. Kogan’s participation in the Severance Plan terminated in connection with her resignation in July 2024.

The Severance Plan and related Participation Agreements provide that if Mr. Horn’s or Ms. Kogan’s employment is terminated outside the period beginning on the date of a change in control and ending on the one-year anniversary date of such change in control (the Key Executive Change in Control Period) either (1) by the Company without “cause” and not by reason of his or her death or disability or (2) by the named executive officer as a “good reason termination” (as such terms are defined in his or her Participation Agreement), the named executive officer will receive the following benefits if he or she timely signs and does not revoke a separation agreement and release of claims in our favor:

•
continuing payments of the named executive officer’s base salary for a period of nine months following the date of such termination (or if such termination is a good reason termination by the named executive officer based on a material reduction in base salary, then as in effect immediately prior to the reduction); and
•
if a named executive officer and his or her eligible dependents have qualifying health care at the time of such termination, then either reimbursements for or direct payments of premiums for coverage under COBRA, for the named executive officer and his eligible dependents, if any, for up to nine months.

If, during the Key Executive Change in Control Period, Mr. Horn or Ms. Kogan’s employment with the Company is terminated either (1) by the Company without cause and not by reason of his or her death or disability or (2) by the named executive officer as a good reason termination, the named executive officer will receive the following benefits if he or she timely signs and does not revoke a separation agreement and release of claims in our favor:

•
continuing payments of the named executive officer’s base salary for a period of twelve months following the date of such termination (or if such termination is a good reason termination by the named executive officer based on a material reduction in base salary, then, if greater, as in effect immediately prior to the reduction) (or, if greater, as in effect immediately before the change in control);
•
a lump sum cash payment equal to 100% of the named executive officer’s annualized target bonus as in effect for the performance period in which such termination occurs, or, if greater, as in effect for the performance period in which the change in control occurs;
•
if a named executive officer and his or her eligible dependents have qualifying health care at the time of such termination, then either reimbursements for or direct payments of payment of premiums for coverage under COBRA, for a named executive officer and his or her eligible dependents, if any, for up to twelve months; and
•
vesting acceleration of 100% of the shares subject to a named executive officer’s outstanding time-based equity awards.

In addition to signing and not revoking a separation agreement and release of claims in our favor, the named executive officer's receipt and retention of any severance benefits under the Participation Agreement is subject to his or her compliance with the terms of any confidentiality, information and inventions agreement or other written agreement with us under which he or she has a material duty or obligation to us. Under the confidentiality, information and inventions agreement that the named executive officer entered into with the Company, the named executive officer has nondisclosure obligations with respect to the Company’s confidential information for so long as such information otherwise is confidential, subject to certain exceptions under applicable law.

If Mr. Horn or Ms. Kogan begins employment or enters into a consultant relationship with a new employer during the period he or she is receiving severance benefits from us under the Severance Plan and a related Participation Agreement, then any cash compensation paid to the named executive officer by the new employer will reduce, but not below $1,000, our cash severance benefit obligations under the Severance Plan, and we will have no obligation to provide for (or provide any payments in lieu of) medical, vision and dental coverage if the new employer provides such benefits to such named executive officer.

In addition, if, (a) during the time period beginning upon the consummation of a change in control and ending on the date immediately prior to the two year anniversary of the change in control (such two-year anniversary, the Retention Date), the employment of Mr. Horn or Ms. Kogan with the Company (or any parent or subsidiary of the Company) is terminated either (1) by the Company without cause and not by reason of his or her death or disability, or (2) by the named executive officer as a good reason termination, or (b) such named executive officer remains employed by the Company (or any parent or subsidiary of the Company) through the Retention Date, and if the named executive officer timely signs and does not revoke a release of claims in our favor, the named executive officer will receive 100% accelerated vesting of all of his or her then-unvested and outstanding Company equity awards that were granted prior to our initial public offering.

If any of the amounts provided for under the Severance Plan or otherwise payable to a named executive officer would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and could be subject to the related excise tax, the amounts the named executive officer would be entitled to receive under the Plan or otherwise will be reduced to a lesser amount which would result in no portion of the benefits being subject to the excise tax. No Participation Agreement provides for any Section 280G-related tax gross-up payments from us.

Under each of Mr. Horn or Ms. Kogan’s Participation Agreements, “cause” generally means the named executive officer’s: failure to significantly perform his or her assigned duties or responsibilities as an employee (other than a failure resulting from his disability) and failure to cure such failure within thirty days after receiving written notice from the Company; engaging in any act of dishonesty, fraud or misrepresentation with respect to the Company; violation of any federal or state law or regulation applicable to the business of the Company or its affiliates; breach of any confidentiality agreement or invention assignment agreement with the Company or its affiliates; material breach of any other agreement with the Company and failure to cure such breach within ten days after receiving written notice of such breach; conviction of, or entering a plea of guilty or nolo contendere to, any felony or crime of moral turpitude; or willful misconduct which significantly and adversely reflects upon the business, operations, or reputation of the Company, and failure to cure such misconduct within ten days after receiving written notice from the Company.

Under each of Mr. Horn or Ms. Kogan’s Participation Agreements, “good reason termination” generally means that such named executive officer resigns from the Company within 60 days following the end of our cure period discussed below as a result of any of the following that occurs without the named executive officer's written consent: a material reduction in the named executive officer's base salary as compared to his or her base salary in effect immediately prior to such reduction; a material change in the geographic location of his or her primary work facility or location, provided, that a relocation that increases the named executive officer's commute by 50 miles or less or to his home as the executive’s primary work location will not be considered a material change in geographic location; or a material reduction of his authority, duties or responsibilities, unless the named executive officer is provided with a comparable position. For a resignation to qualify as a “good reason termination,” a named executive officer also must provide written notice within 60 days following the initial existence of the good reason condition, and such event or action must not have been reversed, remedied or cured within 30 days following our receipt of such written notice.

Under the Severance Plan, “change in control” generally has the same meaning as such term is defined in our 2020 Plan (as discussed further below).

The following table describes the potential payments under the Severance Plan that would have been provided to the named executive officer participating in the Severance Plan as of the end of fiscal 2024, in the event that they were terminated outside of the Key Executive Change in Control Period, assuming such termination occurred on December 31, 2024 (except as otherwise noted). Ms. Kogan’s participation in the Severance Plan terminated in connection with her resignation in July 2024. She did not receive any severance benefits in connection with such departure.

Named Executive Officer	Salary Severance Payments ($)	COBRA Premium Reimbursements ($)(1)	Total ($)
David Horn	396,844	23,469	420,313
(1)
The amount reported in this column represent estimates of the premiums to maintain group health insurance continuation benefits pursuant to COBRA for the executive and the executive’s respective eligible dependents for nine months. The amount presented is based on estimates for maintaining group health insurance continuation benefits under our applicable 2024 group health plans.

The following table describes the potential payments under the Severance Plan that would have been provided to the named executive officer participating in the Severance Plan as of the end of fiscal 2024, in the event that they were terminated during the Key Executive Change in Control Period, assuming such termination occurred on December 31, 2024 (except as otherwise noted).

Named Executive Officer	Salary Severance Payments ($)	Bonus Severance Payments ($)	COBRA Premium Reimbursements ($)(1)	Equity Acceleration ($)(2)	Total ($)
David Horn	529,125	197,886	40,232	1,099,953	1,867,196
(1)
The amount reported in this column represent estimates of the premiums to maintain group health insurance continuation benefits pursuant to COBRA for the executive and the executive’s respective eligible dependents for 12 months. The amount presented is based on estimates for maintaining group health insurance continuation benefits under our applicable 2024 group health plans.
(2)
The value of the accelerated RSUs in this table is calculated by multiplying the number of shares subject to acceleration by the closing price of our Class A common stock on the Nasdaq Global Select Market on December 31, 2024, which was $2.31 per share. The value of the accelerated stock options is calculated by multiplying (x) the number of shares subject to acceleration for each stock option by (y) such closing price per share of $2.31 minus the applicable exercise price per share.

Equity Plans and Performance-Based Stock Option Acceleration Features

Each of our 2017 Stock Incentive Plan, as amended and restated (the 2017 Plan), 2020 RSU Equity Incentive Plan (the RSU Plan) and 2020 Plan provides that in the event of a merger or “change in control” (or, with respect to the 2017 Plan, a “change in control transaction”) as defined thereunder, if a successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for any outstanding award, then such award generally will fully vest, all restrictions on such award will lapse, all performance goals or other vesting criteria applicable to such award will be deemed achieved at 100% of target levels, and such award will become fully exercisable, if applicable, for a specified period prior to the transaction and, if not exercised during the specified period, will terminate upon the expiration of such period.

In 2024, each of our named executive officers was granted a performance-based stock option under which our stock price is required to grow to 200% of the fair market value on the date of grant, with achievement of the stock price goal measured based on the average closing price for a consecutive 20-trading day period (that is, the stock price is required to achieve an average closing price of $3.54 over a consecutive 20-trading day period from the exercise price of $1.77 per share) before the option shares become eligible to vest under a time-based schedule. Once the option has met the stock price target, it is considered a time-based equity award for purposes of Dr. Farokhzad’s Severance Agreement and Mr. Horn and Ms. Kogan’s participation in the Severance Plan. In the event of a change in control, the achievement of this stock price goal is determined based on the change in control price and, if the stock price goal is achieved, any additional time-based vesting requirements are waived, and the options vest in full, as long as the named executive remains in service to us as of immediately prior to the completion of the change in control. However, for Dr. Farokhzad only, if, during the period that is three months prior to a change in control, his employment with us terminates either (1) by the Company without “cause” and not by reason of his death or disability or (2) by Dr. Farokhzad as a “good reason termination” (as such terms are defined in the Severance Agreement), then his performance-based stock option will remain outstanding and eligible to achieve the stock price goal based on the change in control price and, if it is achieved, the option will be considered to be a time-based award for purposes of his Severance Agreement.

Under the 2020 Plan and RSU Plan, “change in control” generally means a change in our stock ownership upon a person or persons acting together acquiring our stock that results in their ownership of more than fifty percent (50%) of the total voting power of our stock; a change in our effective control that results in a majority of our Board members being replaced over twelve (12) months by directors not endorsed by a majority of the Board members prior to such appointment or election; or a change in ownership of fifty percent (50%) or more of our assets (based on total gross fair market value), in each case, subject to certain exceptions.

Under our 2017 Plan, “change in control transaction” generally means our merging or consolidating with another corporation whereby our stockholders no longer own at least fifty percent (50%) of the voting power of the Company or the surviving or resulting corporation, as applicable; stock with fifty percent (50%) or more of the voting power of the Company is transferred to an unrelated third party; or if we are liquidated, or sell or otherwise dispose of all or substantially all our assets.

Pay Versus Performance

In accordance with rules adopted by the Securities and Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we provide the following disclosure regarding executive compensation for our principal executive officer (PEO) and our other named executive officers (our Non-PEO NEOs) and Company performance for the fiscal years listed below. The talent and compensation committee did not consider the pay versus performance disclosure below in making its pay decisions for any of the years shown.

Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(1)(2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(1)	Average Compensation Actually Paid to Non-PEO NEOs ($)(1)(2)(3)	Value of Initial Fixed $100 Investment based on TSR ($)(4)	Net Income ($ Thousands)
2024	3,549,950	4,581,646	1,118,658	790,704	10.13	(86,599)
2023	5,197,331	(136,662)	1,407,506	(320,892)	8.51	(86,277)
2022	6,736,092	(15,544,219)	3,870,647	(11,582,853)	25.43	(92,966)
(1)
Omid Farokhzad, M.D. was our PEO for each year presented. The individuals comprising the Non-PEO NEOs for each year presented are listed below:

2023 - 2024	2022
David Horn	Omead Ostadan
Elona Kogan	David Horn
Elona Kogan

(2)
The amounts shown for Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by the Company’s NEOs. These amounts reflect the Summary Compensation Table Total with certain adjustments as described in footnote 3 below.
(3)
Compensation Actually Paid reflects the exclusions and inclusions of certain amounts for the PEO and the Non-PEO NEOs as set forth below. Equity values are calculated in accordance with FASB ASC Topic 718. Amounts in the Exclusion of Stock Awards and Option Awards column are the totals from the Stock Awards and Option Awards columns set forth in the Summary Compensation Table.

Year	Summary Compensation Table Total for PEO ($)	Exclusion of Stock Awards and Option Awards for PEO ($)	Inclusion of Equity Values for PEO ($)	Compensation Actually Paid to PEO ($)
2024	3,549,950	(2,360,377)	3,392,073	4,581,646
2023	5,197,331	(4,015,530)	(1,318,463)	(136,662)
2022	6,736,092	(5,507,299)	(16,773,012)	(15,544,219)

Year	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Exclusion of Stock Awards and Option Awards for Non-PEO NEOs ($)	Average Inclusion of Equity Values for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)
2024	1,118,658	(601,024)	273,070	790,704
2023	1,407,506	(788,760)	(939,638)	(320,892)
2022	3,870,647	(2,631,870)	(12,821,630)	(11,582,853)

The amounts in the Inclusion of Equity Values in the tables above are derived from the amounts set forth in the following tables (the Company has not paid dividends historically as a public company and does not sponsor any pension arrangements; thus no adjustments are made for these items):

Year	Year-End Fair Value of Equity Awards Granted During Year That Remained Outstanding and Unvested as of Last Day of Year for PEO ($)	Change in Fair Value from Last Day of Prior Year to Last Day of Year of Outstanding and Unvested Equity Awards for PEO ($)	Vesting-Date Fair Value of Equity Awards Granted During Year that Vested During Year for PEO ($)	Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards Granted in Prior Year that Vested During Year for PEO ($)	Fair Value at Last Day of Prior Year of Equity Awards Granted in Prior Year Forfeited During Year for PEO ($)	Total - Inclusion of Equity Values for PEO ($)
2024	2,996,803	451,882	—	(56,612)	—	3,392,073
2023	1,542,178	(1,645,982)	—	(1,214,659)	—	(1,318,463)
2022	1,772,140	(11,783,695)	—	(6,761,457)	—	(16,773,012)

Year	Average Year-End Fair Value of Equity Awards Granted During Year That Remained Outstanding and Unvested as of Last Day of Year for Non-PEO NEOs ($)	Average Change in Fair Value from Last Day of Prior Year to Last Day of Year of Outstanding and Unvested Equity Awards for Non-PEO NEOs ($)	Average Vesting-Date Fair Value of Equity Awards Granted During Year that Vested During Year for Non-PEO NEOs ($)	Average Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards Granted in Prior Year that Vested During Year for Non-PEO NEOs ($)	Average Fair Value at Last Day of Prior Year of Equity Awards Granted in Prior Year Forfeited During Year for Non-PEO NEOs ($)	Total - Average Inclusion of Equity Values for Non-PEO NEOs ($)
2024	427,600	64,266	—	(18,866)	(199,930)	273,070
2023	299,987	(733,276)	—	(506,349)	—	(939,638)
2022	579,646	(4,930,648)	—	(2,790,307)	(5,680,321)	(12,821,630)
(4)
Assumes $100 was invested in the Company for the period starting December 31, 2021, through the end of the listed year. Historical stock performance is not necessarily indicative of future stock performance.

Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Company Total Shareholder Return (TSR)

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our Non-PEO NEOs, and the Company’s cumulative TSR over the three most recently completed fiscal years.

PEO and Average Non-PEO NEO Compensation Actually Paid Versus TSR
Compensation Actually Paid ($ Millions)
10
5
0
-5
-10
-15
-20
TSR (12/31/2021 Indexed to $100)
$140
$120
$100
$80
$60
$40
$20
$0
100.00
-15.5
-11.6
25.43
-0.1
-0.3
8.51
4.6
0.8
10.13
2021
2022
2023
2024
Fiscal Year
PEO Compensation Actually Paid
Average Non-PEO NEO Compensation Actually Paid
Seer, Inc. TSR

Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Net Income

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our Non-PEO NEOs, and our Net Income during the three most recently completed fiscal years.

Named Executive Officer Compensation Overview

As of June 30, 2024, we qualify as a smaller reporting company and therefore this section includes disclosures on a voluntary basis given our status as a smaller reporting company.

The following Named Executive Officer Compensation Overview (“NEOCO”) describes the philosophy, objectives, and structure of our 2024 executive compensation program and includes discussion and background information regarding the compensation of the current executive officers identified below. We refer to these executives collectively as our “named executive officers”. This NEOCO is intended to be read in conjunction with the information set forth elsewhere in this proxy, including the executive compensation tables further above.

Our named executive officers for the fiscal year ended December 31, 2024 were as follows:

•
Omid Farokhzad, M.D., our Chief Executive Officer and Chair of the Board of Directors (our CEO);
•
David Horn, our President and Chief Financial Officer; and
•
Elona Kogan, our former Chief Legal Officer.

During our fiscal 2024, Ms. Kogan served as our Chief Legal Officer until her resignation effective July 26, 2024. As a smaller reporting company, our named executive officers for fiscal 2024 consist of our CEO, our President and Chief Financial Officer constituting our one other officer (other than our principal executive officer) serving as an executive officer as of the end of the year, and our former Chief Legal Officer constituting one additional individual who would have been among the two most highly compensated officers (other than our principal executive officer) but for the fact that the individual was not serving as an executive officer as of the end of the year.

NEOCO Reference Guide
Executive Summary	Section I
Compensation Philosophy and Objectives	Section II
Compensation Determination Process	Section III
Key Components of Our Compensation Program	Section IV
Additional Compensation Policies and Practices	Section V

I. Executive Summary

2024 Business and Financial Highlights

Performance highlights for 2024 include:

•
Achieved revenue (measured on a GAAP basis) of $14.2 million for the full year 2024;
•
Shipped 10 instruments during 2024, bringing cumulative instruments shipped to 72 as of December 31, 2024;
•
Launched the Seer Technology Access Center (STAC) in Europe, providing researchers with end-to-end services from sample to data;
•
Increased cumulative peer-reviewed publications, preprints and reviews to 32 in 2024 from 8 in 2023;
•
Entered into a co-marketing and sales agreement with Thermo Fisher Scientific to further enhance access and expand global reach to deep, unbiased proteomics at scale; and
•
Repurchased approximately 6.5 million shares of Seer Class A common stock at an average cost of $1.82 per share during the full year 2024, reducing shares outstanding by approximately 10%.

Overview of 2024 Pay Decisions and Outcomes

We seek to reward our named executive officers with competitive compensation packages that directly align pay with performance. The caliber of our performance in the areas of key milestones drives our compensation structure, specifically the degree to which named executive officers are granted equity and earn bonuses. Our talent and compensation committee regularly examines our compensation program both from a design and pay outcome perspective. In line with our growth in 2024, the talent and compensation committee considered how our incentives provided appropriate levels of compensation considering our performance and growth stage.

Key decisions include:

Annual Performance-based Bonuses – An annual bonus was paid to our named executive officers based on the achievement of corporate goals that contained important pre-established financial, commercial, product development, research and organizational milestones goals, most of which were successfully met and other considerations that our talent and compensation committee determined to be relevant to the achievement of our goals.

Long-term Equity Incentives – In 2024, we granted stock options with a market performance condition to our CEO and other named executive officers, requiring our stock price to grow 300% for our CEO and 200% for our other named executive officers from the stock price on the date of grant before the options begin to vest. These stock options highlight our commitment to closely tie our named executive officers' compensation directly to company performance and the creation of significant stockholder value. These stock options account for approximately 59% of the named executive officers' equity grants (by value) in 2024, with the remainder awarded in the form of restricted stock units (“RSUs”).

The annual equity awards of stock options and RSUs to our named executive officers, including our CEO, reflected considerations related to strong achievements of corporate goals for the then most recently completed year, current and anticipated levels of the Company equity holdings by these officers resulting in equity awards designed to more closely align the interests of our named executive officers with those of our stockholders, reward and drive the creation of stockholder value, as well as provide for the retention of our key talent.

In 2024, in addition to granting annual equity awards, we also granted retention options and RSUs to our named executive officers. See “Retention Grants” below for a description of these grants.

Target Pay Mix

We use compensation elements that meaningfully align our named executive officers’ interests with those of our stockholders to incentivize long-term value creation. The talent and compensation committee uses its discretion in determining the appropriate mix of fixed and variable compensation for each named executive officer. As such, a significant portion of our executives’ compensation is at-risk, performance-based compensation, in the form of long-term equity awards, and annual cash incentives that are only earned to the extent we achieve the various applicable corporate goals. The balance between these components may change based on company performance, market forces and company objectives, among other considerations. In 2024, our CEO and other named executive officers had the following target pay mix:

* The percentages represent the average of the target pay mix for all of our named executive officers, other than our CEO.

II. Compensation Philosophy and Objectives

Our talent and compensation committee believes that executive compensation should be linked to our overall performance and strategic success. To create value for our stockholders, it is critical to attract, motivate and retain key executive officer talent by providing competitive compensation packages. The market for talented individuals in the life sciences industry is highly competitive and challenging for employers. The objectives of our executive compensation policies are to:

•
attract and retain highly qualified executives;
•
motivate and reward performance that supports achievement of our corporate goals;
•
align executive incentives with stockholder interests through the grant of long-term incentives; and
•
reward performance and contributions towards achievement of measurable targets and a shared set of critical strategic priorities.

We believe our executive compensation program as developed and implemented achieves these objectives and is appropriate for a company in our industry and at our stage of growth.

III. Compensation Determination Process

Role of the talent and compensation committee

Our talent and compensation committee is responsible for the executive compensation programs for our executive officers and regularly reports to our board of directors on its discussions, decisions and other actions. Our talent and compensation committee also has direct responsibility for reviewing and approving the compensation of each of our executive officers, including any performance objectives on which such compensation may be based, evaluating the performance of our executive officers, and evaluating the competitiveness of our executive compensation program, which may include reviewing and approving any peer group for comparison purposes.

Our talent and compensation committee typically reviews and considers the recommendations of our CEO regarding the compensation of our named executive officers other than himself, any recommendations provided by other members of management, the talent and compensation committee’s independent compensation consultant, and any other data or factors that the talent and compensation committee deems relevant to its assessment and determinations.

During the fiscal year ended December 31, 2024, Mr. McGuire served as the chair of the talent and compensation committee and Mr. Hallal and Drs. Haurwitz and Roelofs served as members of the talent and compensation committee. Dr. Haurwitz left the Seer Board of Directors on July 8, 2024 and Dr. Roelofs joined on August 13, 2024.

Consideration of Say-on-Pay Results

At our 2022 Annual Meeting of Stockholders, our stockholders approved, on a non-binding advisory vote basis, submission of the compensation of our named executive officers to a non-binding advisory vote of our stockholders (commonly referred to as a “say-on-pay” vote) every three years. Our first say-on-pay vote was conducted at our 2023 Annual Meeting of Stockholders and our stockholders approved, on a non-binding advisory basis, the compensation of our named executive officers, as disclosed in our 2023 proxy statement. The proposal was supported by approximately 83% of the total votes cast. Many of the decisions relating to designing and setting the executive compensation for 2023 occurred prior to the vote at such annual meeting. Notwithstanding, our talent and compensation committee took the say-on-pay voting results into account and we continue to emphasize our performance-based pay philosophy in our executive officer compensation program and our overall compensation philosophy. The next say-on-pay vote is scheduled to occur at the 2026 Annual Meeting of Stockholders.

Role of Chief Executive Officer and Management

Our CEO provides the talent and compensation committee with input and recommendations related to the compensation of our other named executive officers. Our CEO attends committee meetings and is involved in the determination of compensation for the respective named executive officers who report to him, except that the CEO does not make recommendations as to his own compensation. Our CEO makes recommendations to our talent and compensation committee regarding short-term and long-term compensation for all executive officers (other than himself) based on our results and such other factors as he deems relevant. The CEO does not participate in, and is not present during, any deliberations or determinations of the talent and compensation committee or the board of directors regarding his compensation. From time to time, various other members of management and other employees as well as outside advisors or consultants may be invited by the talent and compensation committee to make presentations, to provide financial or other background information or advice or to otherwise participate in talent and compensation committee meetings.

Use of Compensation Consultant

Our talent and compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. In 2024, our talent and compensation committee continued to retain Aon, to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. Aon serves at the discretion of our talent and compensation committee. As part of its engagement, Aon assists our talent and compensation committee in developing a group of peer companies to help the talent and compensation committee determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers is competitive, fair, and consistent with our compensation philosophy and objectives.

Our talent and compensation committee periodically considers and assesses Aon’s independence, including whether Aon has any potential conflicts of interest with our company or members of our talent and compensation committee. In connection with Aon’s engagement, our talent and compensation committee conducted such a review and concluded that it was not aware of any conflict of interest that had been raised by work performed by Aon or the individual consultants employed by Aon that perform services for our talent and compensation committee, and that Aon was independent.

Peer Group

We use a peer group to provide a broad perspective on competitive pay levels and practices.

For our 2024 peer group, the talent and compensation committee, with assistance from Aon, reviewed companies with respect to sector, stage of development and market capitalization. In guiding the talent and compensation committee in identifying the companies that comprised the 2024 peer group, the talent and compensation committee considered the following key factors and parameters:

•
Sector – pharmaceutical, biotechnology and life science companies, as well as healthcare equipment and services companies, generally with a primary focus on medical device/technology and a secondary focus on early commercial biotechnology companies.
•
Revenues – generally, less than $200 million in revenue.
•
Market Capitalization – $50 million to $650 million market capitalization range.
•
Size – generally, companies with between 50 and 500 employees.

Based on the above market data, the talent and compensation committee in November 2023 selected the following peer group of 20 companies that informed pay decisions for 2024:

Adaptive Biotechnologies Corp (ADPT)	Quanterix Corp (QTRX)
Akoya Biosciences, Inc. (AKYA)	Quantum-Si Inc (QSI)(1)
Alector, Inc. (ALEC)	Rapid Micro Biosystems, Inc. (RPID)
Bionano Genomics, Inc. (BNGO) (1)	RAPT Therapeutics, Inc. (RAPT)
Butterfly Network, Inc. (BFLY)	SI-BONE, Inc. (SIBN)
Castle Biosciences Inc. (CSTL)	Silk Road Medical Inc (SILK)
Codexis, Inc. (CDXS)(1)	SomaLogic, Inc. (SLGC)
Kodiak Sciences Inc. (KOD)	Standard BioTools Inc. (LAB)(1)
NanoString Technologies (NSTG)	Twist Bioscience Corp (TWST)
Personalis, Inc. (PSNL)	Veracyte, Inc. (VCYT)
(1) Addition to our peer group for 2024.

Each of the companies comprising the peer group satisfied certain of the parameters considered. Where a company did not fit within all of the parameters, the talent and compensation committee nonetheless considered other factors that it deemed relevant, including for example the overall composition or consistency of the peer group or companies against which we compete for talent.

The talent and compensation committee conducts an annual review of the peer group to ensure that the underlying criteria for peer selection remain appropriate, ensuring that we consider companies that have profiles similar to us, identifying new companies that may be appropriate for inclusion (as indicated above) and removing companies that have been acquired in the interim or that no longer satisfy the key metrics and parameters (for the peer group used for fiscal 2024, the following companies were removed for these reasons: Berkely Lights, Pacific Biosciences of California, PROCEPT BioRobotics, and Rhythm Pharmaceuticals).

In October 2024, the talent and compensation committee approved, with assistance from Aon, an updated peer group to inform 2025 compensation decisions. This updated peer group was comprised of the same companies as the 2024 peer group noted above, except that, in order to align with our then current company profile and parameters for our peer group, Aadi Bioscience, Absci, Hyperfine, MacroGenics, Seneonics and X4 Pharaceuticals were added, while Castle Biosciences, Nanostring Technologies, Silk Road Medical, Somalogic, Twist Bioscience and Veracyte were removed.

As guidelines for our executives, the talent and compensation committee set target cash compensation, when considering salary and bonus potential, after reviewing varying percentiles of compensation paid to executives within our compensation peer group, with generally greater focus on the median. For 2024, the talent and compensation committee balanced equity compensation for our executives between the dollar value of the equity compensation granted (closer to the 25th percentile) and the equity compensation as a percent of ownership of the company (closer to the 75th percentile) provided to executives in our compensation peer group, and also considered company performance and other factors it deemed appropriate to inform its decisions. The talent and compensation committee believes that our emphasis on equity compensation serves to retain our executives and more closely align their interests with those of our stockholders. The talent and compensation committee also believes that generally referencing the median peer group data in setting salary and bonus compensation and higher percentile peer group data in setting equity compensation for our executives, appropriately structures our executive compensation program to emphasize achievement of our long-term success and long-term value creation for our stockholders. We may deviate from setting actual compensation levels at levels comparable to our peer group companies given that our talent and compensation committee considers other factors that it deems appropriate, including for example our executives’ experience, performance levels, responsibilities, tenure, and existing vested and unvested equity holdings.

Compensation Governance Best Practices

The talent and compensation committee regularly reviews best practices in executive compensation and uses the following guidelines to design our compensation programs:

•
Maintain independent compensation committee and engage an independent compensation consultant: It is important for our stockholders to have confidence that individuals serving on our talent and compensation committee are independent directors and that independent directors do not have a relationship with the listed Company that would impair their independence. The independence of each member of our talent and compensation committee is reviewed annually. Each member of our talent and compensation committee has been deemed to be independent in accordance with Nasdaq listing standards. Additionally, our talent and compensation committee engages its own independent compensation consultant, which provides the talent and compensation committee with valuable data regarding market compensation trends and provides guidance to the talent and compensation committee about executive compensation programs.
•
Risk assessment: We believe the structure of our executive compensation program motivates our executives to make thoughtful, appropriate decisions with measured risks balanced by appropriate rewards for the Company.
•
Policy against hedging and pledging: Our insider trading policy prohibits our executives from engaging in “hedging” or “pledging” transactions with respect to our common stock. The Company annually distributes our insider trading policy for review and acknowledgment by our executive officers and other personnel.
•
Clawback policy: We maintain a Compensation Recovery Policy, to which each of our named executive officers is subject. The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable laws by providing rules relating to the reasonably prompt recovery of certain compensation received by covered executives in the event of an accounting restatement.
•
No guaranteed compensation: Although we have signed employment agreements with each of our named executive officers, all these agreements provide for “at will” employment, and none of these agreements provides any guarantees relating to salary increases or the amounts of incentive pay or equity awards.
•
Reasonable severance and change in control benefits: The change in control and severance agreement with Dr. Farokhzad and the key executive change in control and severance plan in which our other named executive officers participate do not provide for “single trigger” benefits upon a change in control absent a termination of employment. Instead, this plan requires that the named executive officer’s employment be terminated by us without “cause”, or the named executive officer resign for “good reason” in order for the named executive officer to receive severance benefits, whether in connection with a change in control or otherwise. These arrangements generally provide for “double trigger” provisions under the change in control and severance plan in order for the vesting of time-based equity awards held by these named executive officers to accelerate in connection with a change in control, while Dr. Farokhzad’s agreement also provides for partial acceleration of time-based equity awards in connection with certain without “cause” or “good reason” terminations outside of the change in control context. These arrangements also provide that the vesting of equity awards granted prior to our initial public offering will accelerate if the named executive officer remains employed with us (or our successor) through the two-year anniversary of the change in control. In addition, the performance-based stock options granted to our named executive officers in 2024 do not waive performance-based requirements upon a change in control, and instead performance against the stock price goal is measured against the change in control price and the options vest if the applicable goal is met.

•
No options granted below fair market value: Our board and talent and compensation committee are responsible for reviewing, approving, and administering the Company’s incentive compensation plans and equity compensation plans. In its administration of the plans, the board and talent and compensation committee approve grants of stock options with per-share exercise prices that are at least 100% of the fair market value of the underlying shares on the date of grant.
•
No excessive perquisites: Personal benefits currently are not a significant component of our executive compensation program. We do not provide excessive perquisites or other personal benefits to our named executive officers, except as generally made available to our employees or in situations where we believe it is appropriate to serve a legitimate business purpose, including for example to assist an individual in the performance of his or her duties, to enable him or her to achieve greater work efficiency or effectiveness, or to recruit or retain him or her.

IV. Key Components of our Compensation Program

The talent and compensation committee has developed an executive compensation program that consists of three main components. The relative mix of these components is weighted more on incentives, particularly long-term incentives, rather than fixed compensation. The focus on incentive compensation ensures that the interests of our executives are aligned with those of our stockholders. Our compensation program is made up of the following three key compensation components:

Element	Performance Period	Objective
Base Salary	Annual	Attract, retain, and reward top talent; reflects a named executive officer’s responsibilities, performance, and relevant market data.
Annual Cash Incentives	Annual	Incentivize achievement of annual Company goals.
Long-Term Equity Awards (Consisting of a Mix of Options and RSUs)	Long-Term	Options incentivize the achievement of share price growth. RSUs closely align the interests of management and stockholders and serve as an important retention vehicle.

We design and implement an executive compensation program that combines both base salary, and short-term and long-term incentive elements based on annual performance objectives and long-term equity interests. The annual cash incentives and long-term equity awards elements of our executive compensation program are intended to align the interests of our executives and our shareholders. The talent and compensation committee has not, however, adopted any formal or informal policies or guidelines for allocating compensation between short-term and long-term compensation, between base salary and non-cash compensation, or among different forms of non-cash compensation.

Base Salaries

Base salary represents the fixed portion of our executives’ compensation, which we view as an important element to attract, retain and motivate highly talented executives. Each named executive officer’s base salary is typically annually reviewed by our talent and compensation committee based on competitive market considerations and level of responsibilities, experience, and skill set. These considerations are supplemented by market data provided by the talent and compensation committee’s independent compensation consultant. In February 2024, our talent and compensation committee reviewed these annual base salary amounts and provided merit increases to our named executive officers, effective March 1, 2024.

Based on these considerations, our named executive officer’s annual base salaries for 2024 were as follows:

Name	2023 Annual Base Salary ($)	2024 Merit Increase	2024 Annual Base Salary (following March 2024 Merit Increases) ($)
Omid Farokhzad, M.D.	600,500	3.75%	623,019
David Horn	510,000	3.75%	529,125
Elona Kogan	420,000	4.00%	436,800

Annual Cash Incentives

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses under our Executive Incentive Compensation Plan, which bonuses are designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives and other employees who significantly impact our corporate results.

Annual corporate goals are developed and recommended by management to the Board of Directors. The Board of Directors approves the annual corporate goals. Annual corporate goals are reviewed by the talent and compensation committee on a quarterly basis to track the Company’s progress toward achievement of the annual corporate goals and the continued appropriateness of such goals throughout the year. For each named executive officer, our talent and compensation committee sets the target bonus as a percentage of base salary, each of which is set forth below for 2024:

Name	2024 Target Bonus (As a Percentage of Base Salary)
Omid Farokhzad, M.D.	85%
David Horn	55%
Elona Kogan	45%

Each year, our talent and compensation committee sets the goals that will apply to that year’s executive bonuses, and the weightings attributable to such goals. The actual performance-based bonus paid, if any, is calculated by multiplying the executive’s annual base salary and target bonus percentage times percentage achievement of the applicable goals. For 2024, named executive officer bonuses were 100% based on corporate objectives, in order to focus our named executive officers on our most critical and strategic goals for the year, and the corporate objectives were divided into four categories as specified below:

Corporate Objectives	Weight
Financial Objectives	20%
Commercial Objectives	40%
Research & Product Development Objectives	30%
Organizational Objectives	10%

In general, corporate objectives are set at levels that were considered difficult to achieve, but achievable with significant effort, and if achieved at 100% would have exceeded the Company’s operational expectations for the measurement period.

At the close of the applicable fiscal year, the talent and compensation committee comes to a general, subjective conclusion as to whether the corporate goals overall were met, and whether there were any other factors that should be considered in determining the amount of bonus earned for the year. The talent and compensation committee may decide to pay bonuses to the named executive officers even if the specified performance goals are not met, in recognition of the Company’s performance throughout the year in meeting other objectives not contemplated at the beginning of the performance period, or alternatively may determine to decrease or eliminate bonuses even if goals are achieved after weighing factors such as those not specifically set at the beginning of the year. In making the final decision on the corporate goal achievement, the talent and compensation committee also considers the review of the year-end financial results. In sum, the amount of bonus compensation that is actually earned by our named executive officers may be influenced by subjective determinations by our talent and compensation committee. The talent and compensation committee believes that maintaining discretion to evaluate corporate performance at the close of the year based on the totality of the circumstances, and to award or fail to award bonus compensation without reliance on rote calculations under set formulas, is appropriate in responsibly discharging its duties, particularly for a Company at our growth stage. Our talent and compensation committee may award a bonus in an amount above or below the amount resulting from the calculation described above, based on other factors that our talent and compensation committee determines, in its sole discretion, are important to our corporate performance and provide appropriate incentives to our executives, for example based on events or circumstances that arise after the original goals are set. Payouts of earned bonuses, if any, are generally made in the year following the year of performance, and subject to the recipient’s continued employment with us through the payment date.

On February 5, 2025, the talent and compensation committee evaluated our achievement of the 2024 corporate objectives. The talent and compensation committee considered whether we had achieved specific goals in each category of our corporate objectives, including any over achievement in each category, the weighting established for each category, and our overall corporate performance in 2024. After taking into consideration performance against corporate objectives as well as successes on other key Company’s projects, the talent and compensation committee approved a 75% achievement level for our named executive officers for our 2024 corporate objectives.

Bonus payments made for 2024 performance were as follows:

Name	2024 Target Bonus ($)	2024 Bonus Payout ($)	2024 Bonus Payout (% of Target)
Omid Farokhzad, M.D.	529,566	397,174	75%
David Horn	291,019	218,264	75%
Elona Kogan (1)	196,560	-	-

(1)
Ms. Kogan left the Company on July 26, 2024 and therefore she was not eligible for a bonus payment for the 2024 performance period.

Long-Term Incentives

Our focus on long-term value creation results in our executive compensation program having a strong weighting toward equity compensation. We rely heavily on equity compensation that vests over a multi-year period to ensure that a significant portion of a named executive officer’s compensation opportunity is related to factors that directly and indirectly influence stockholder value. Our talent and compensation committee believes this serves as a reward for appreciation in our stock price, and long-term value creation and enables us to achieve our retention objectives. Further, equity participation establishes a sense of ownership and more closely aligns executives’ interests with those of our other stockholders.

2024 Annual Equity Grants

In 2024, our annual equity awards to our executives were in the form of stock options with market performance conditions and restricted stock units with time-based vesting. Stock options with a market performance condition become eligible to vest only if the average of our closing price for each trading day over a consecutive 20-trading day period increases above the stock price on the date of grant by 200% for named executive officers other than our CEO and by 300% for our CEO, thereby further aligning company performance with stockholder interests. Furthermore, we believe that RSU awards provide tangible value to our executive officers and serve as an important incentive and retention tool during a difficult operating or volatile business environment, while still being tied to stockholder value. Additionally, RSU awards enable our executive officers to accumulate stock ownership in the Company.

We grant equity awards to our named executive officers as part of the talent and compensation committee’s annual review of executive compensation. The talent and compensation committee has not applied a rigid formula in determining the size of these equity awards or mix between options and RSUs. In February 2024, the talent and compensation committee reviewed and approved the option and RSU grants for the named executive officers, making its decision with input and assistance from Aon on a market assessment of peer companies, as well as by utilizing a blend of factors that included value of equity compensation and Company ownership. The talent and compensation committee determined that the annual equity grants would be split between stock options with a market performance condition and RSUs, with slightly greater emphasis on the market performance-based stock options based on value, as follows:

	RSUs		Stock Options
Name	(#)	Grant Date Fair Value(1) ($)	(#)		Grant Date Fair Value(1) ($)
Omid Farokhzad, M.D.	402,000	711,540	650,000	(2)	895,440
David Horn	70,000	123,900	140,000	(3)	192,864
Elona Kogan	70,000	123,900	140,000	(3)	192,864
(1)
The dollar amounts in this column represent the aggregate full grant date fair value of the equity awards calculated in accordance with FASB ASC Topic 718. Please see the Summary Compensation Table for more details regarding how this value is calculated.
(2)
To more closely align our CEO’s interests with those of our stockholders, the talent and compensation committee added a market performance condition to the retention options granted to our CEO in 2024. The stock option will become eligible to vest only if the average closing price of our stock over a consecutive 20-trading day period increases to 300% (an average closing price of $5.31 over a consecutive 20-trading day period) of the price on the date of grant ($1.77). This option has a seven-year performance period. If the market conditions are not met by February 6, 2031, the option will be forfeited in its entirety. If the market conditions are met by such date, then one-fourth of the shares subject to the option vest on the date that such market condition achievement is certified and the remaining shares vest annually thereafter in three equal installments, subject to continued service to the Company.
(3)
To more closely align our named executive officers' interests with those of our stockholders, the talent and compensation committee added a market performance condition to the options granted to our executive team in 2024. These stock options will begin to vest only if the average closing price of our stock over a consecutive 20-trading day period increases to 200% (an average closing price of $3.54 over a consecutive 20-trading day period) of the price on the date of grant ($1.77). These options have a seven-year performance period. If the market conditions are not met by February 6, 2031, the options will be forfeited in their entirety. If the market conditions are met by such date, then one-fourth of the shares subject to the option vest on the date that such market condition achievement is certified and the remaining shares vest annually thereafter in three equal installments, subject to continued service to the Company.

Retention Grants

The talent and compensation committee severely limits discretionary equity grants to rare cases, to be used judiciously and only in very limited circumstances. However, the talent and compensation committee views special equity awards as an important way to meet the Company’s needs for a specific purpose or during a specific period. Our ability to execute our strategy, our future success and the promotion and protection of the interest of our stockholders depend largely on our continuing ability to retain highly qualified and skilled executive leaders.

For several years, there has been fierce competition in the biotechnology industry for executive officers and employees with the skills and experience to lead others. This is especially true in the San Francisco Bay area, where there is an ongoing “war for talent.” Various factors, including inflation and the employment market have made the situation even more intense. Attracting and retaining executive talent of the caliber of our leaders is both extremely challenging and vitally important. Our ability to execute our strategy, our future success and the promotion and protection of the interests of our stockholders depend to a great extent on our continuing ability to retain highly qualified and skilled employees.

Against this backdrop, and with input and assistance from Aon, the talent and compensation committee determined in February 2024 that it was in the best interest of the Company and our stockholders to make certain supplemental grants to our named executive officers as follows:

	RSUs		Stock Options
Name	(#)	Grant Date Fair Value(1) ($)	(#)		Grant Date Fair Value(1) ($)
Omid Farokhzad, M.D.	127,634	225,912	382,901	(2)	527,484
David Horn	95,038	168,217	142,557	(3)	196,387
Elona Kogan	53,153	94,081	79,729	(3)	109,835
(1)
The dollar amounts in this column represent the aggregate full grant date fair value of the equity awards calculated in accordance with FASB ASC Topic 718. Please see the Summary Compensation Table for more details regarding how this value is calculated.
(2)
To more closely align our CEO’s interests with those of our stockholders, the talent and compensation committee added a market performance condition to the retention options granted to our CEO in 2024. The stock option will become eligible to vest only if the average closing price of our stock over a consecutive 20-trading day period increases to 300% (an average closing price of $5.31 over a consecutive 20-trading day period) of the price on the date of grant ($1.77). This option has a seven-year performance period. If the market conditions are not met by February 6, 2031, the option will be forfeited in its entirety. If the market conditions are met by such date, then one-fourth of the shares subject to the option vest on the date that such market condition achievement is certified and the remaining shares vest annually thereafter in three equal installments, subject to continued service to the Company.
(3)
The stock option vests as to one-fourth of the shares on February 6, 2025 and as to one forty-eighth of the shares monthly thereafter, subject to continued service to the Company.

We believe that the multi-year vesting requirements applicable to both stock options and RSUs encourage employee retention. The 2024 RSUs grants to our named executive officers are scheduled to vest annually over a four-year period. In order for our 2024 annual option grants and our 2024 retention option grants to our named executive officers to be eligible to vest, the average closing price of our stock over a consecutive 20-trading day period is required to grow to 200% (300% for our CEO) of the fair market value on the date of grant (that is, to an average closing price of $3.54 ($5.31 for our CEO) for 20 consecutive trading days from the exercise price of $1.77 per share). Upon the achievement of that stock price goal, one quarter of the 2024 option grants immediately vest and then the remainder vest in equal annual installments over a subsequent three-year period. Both types of equity awards are subject to the executive’s continuing service on each vesting date and to the vesting acceleration provisions of the company’s key executive change in control and severance plan (the Severance Plan) or, with respect to our CEO, his change in control and severance agreement (the Severance Agreement), as discussed further above. In order to encourage a successful change in control that is in the best interests of our stockholders and avoid causing the named executive officers distraction based on the possibility of their termination in connection with a change in control, the performance-based stock options provide that if we undergo a change in control, the achievement of this stock price target is determined based on the change in control price. If the stock price target is achieved in the change in control, the time-based vesting requirements otherwise applicable to these options are waived, and the options vest in full, as long as the named executive remains in service to us as of immediately prior to the completion of the change in control. For our CEO only, if, during the three months prior to a change in control, his employment with us is involuntarily terminated (within the meaning of his Severance Agreement), then his performance-based stock option will remain outstanding and eligible to achieve the stock price goal based on the change in control price and, if it is achieved, the option will be considered to be a time-based award for purposes of his Severance Agreement and will vest in full. This is consistent with the change in control-related acceleration of vesting provisions that apply to our CEO’s time-based equity awards under his Severance Agreement.

2024 Modification of Equity Grants

On October 4, 2024 (the Effective Date), the Board approved an option repricing. The repricing applied to nonstatutory stock options to purchase shares of the Company’s Class A common stock that (i) were granted to employees, including our named executive officers (other than Ms. Kogan who resigned earlier in the year), under the Company’s 2020 Plan or the 2017 Plan (together with the 2020 Plan, the Plans) and applicable award agreements thereunder; (ii) as of the Effective Date, were held by continuing employees; and (iii) had an exercise price per share greater than $2.00. The repriced options for our named executive officers were as follows:

Name	Original Exercise Prices Per Share (Range)	Aggregate Number of Shares Subject to Repriced Options
Omid Farokhzad, M.D.	$2.70 to $60.15	2,732,470
David Horn	$2.70 to $60.15	1,140,454

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

In addition, certain option awards granted in 2023 with market conditions were amended to have an exercise price of $2.00 and stock price hurdle amount of $3.00 per share. Such amendment applied to such performance-based stock option award granted to Dr. Farokhzad to purchase 650,000 shares and to Mr. Horn to purchase 140,000 shares. There was no change to the expiration dates or service-based vesting criteria, or number of shares, and such options remain subject to the terms of the applicable Plans and award agreements.

As part of the repricing, the Board determined not to make any additional awards in 2025 to executive officers of the Company with the title Senior Vice President and higher.

Stock options have historically been a critical component of our executive compensation program. Our emphasis on stock options is consistent with our peer companies and intended to link executive pay to stockholder return, motivate our named executive officers’ performance toward our long-term success and encourage our executive officers to continue their employment with us.

During the past few years, the price of our common stock has significantly decreased. A substantial portion of the stock options held by our employees (including our named executive officers) were “underwater,” with exercise prices well above the then-current market price of our common stock. As a result, the Board believed these stock options had little or no perceived value to our employees and therefore were no longer effective as incentives to motivate and retain these individuals. In response, the Board approved the option repricing.

The Board approved the repricing after multiple meetings, careful consideration of various alternatives and a review of other applicable factors and with the advice of our independent compensation consultant, Aon. The Board believed that the repricing was critical to our future success to revitalize the incentive value of our outstanding stock options to retain and motivate our employees. When considering alternatives to a repricing, the Board considered, among other alternatives, cash-based retention vehicles and/or supplemental equity compensation. The Board determined the repricing program was preferable for a variety reasons, including because it avoided significant additional cash expenditures (to devote more of our cash resources towards advancing our product development objectives) and it avoided the increased stock dilution that would result from a significant number of new supplemental equity grants. The Board designed the program with the terms set forth below that it felt were important from a retention and governance perspective:

•
Each of our named executive officers held options eligible for the repricing.
•
There were no changes to the number of shares underlying the repriced options or to the vesting schedules or expiration dates of the options.
•
We treated the repricing as a modification of the original stock options and calculated additional compensation costs under ASC Topic 718 for the difference between the fair value of the modified award and the fair value of the original award on the Effective Date. The repricing resulted in incremental stock-based compensation cost under ASC Topic 718, including as reported in the “Summary Compensation Table” for our named executive officers.

V. Additional Compensation Policies and Practices

Employment and Other Service Arrangements with our Named Executive Officers

We have entered into an employment letter with each of our named executive officers, and these letters contain the basic terms and conditions of their employment intended to attract, retain and motivate them. Each of the employment letters has no specific term, and provides that the named executive officer is an at-will employee. Ms. Kogan’s employment letter terminated in connection with her resignation in July 2024. Each of our named executive officers has executed our standard form of confidential information, invention assignment and arbitration agreement.

For Dr. Farokhzad, his employment letter provides for reimbursement of reasonable travel and lodging expenses incurred by him for his travel between his primary residence and our office in Redwood City, California, as well as for additional payments sufficient to make such reimbursements tax neutral to Dr. Farokhzad.

Severance Benefits, including Change in Control

In connection with our initial public offering, we adopted the Severance Plan, in which each of our named executive officers other than Dr. Farokhzad participate (provided that Ms. Kogan’s participation terminated upon her resignation in July 2024). In addition, Dr. Farokhzad is subject to the Severance Agreement, which provides for certain severance and change in control benefits.

We offer the severance and other termination benefits to the named executive officers under these arrangements if their employment is terminated without cause or they resign for good reason in certain circumstances, and generally subject to their execution of a release of claims. Our goal in providing certain severance and change in control benefits is to provide our named executive officers with the security of temporary continued income and benefits, thus allowing each of the named executive officers to focus on business priorities that create value for our stockholders without undue concern that the officer will be terminated and lose his or her income and benefits. We believe the level of severance and change in control benefits provided is appropriate and is necessary to attract and retain key employees.

In addition, these arrangements provide that if a named executive officer remains with us (or our successor) through the two-year anniversary of a change in control, the vesting of those equity awards granted before our initial public offering will accelerate. We believe this is appropriate so that the named executive officer will not be concerned that he or she will lose the value of those grants by remaining after an acquisition beyond the time of the severance protection otherwise afforded by the severance arrangements, and therefore will be appropriately motivated to pursue transactions that are in the best interests of our stockholders.

These arrangements are described more fully under the section of this proxy statement entitled “Change in Control and Severance Agreement” (with respect to Dr. Farokhzad’s agreement) and “Key Executive Change in Control and Severance Plan” (with respect to the arrangements for our other named executive officers).

Certain Broad-based Employee Benefits

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Each named executive officer is eligible to participate in all of our employee benefit plans generally applicable to employees on a broad basis, subject to the eligibility provisions of such programs. Our named executive officers are eligible to participate in our employee benefits plans, such as medical, dental, disability, vision, and other insurance programs, our 401(k) plan and our employee stock purchase plan, in each case on the same basis as other employees. The exception is that Dr. Farokhzad may not participate in our employee stock purchase plan because the regulations that govern these plans exclude individuals who hold Company stock in excess of certain thresholds.

Personal benefits currently are not a significant component of our executive compensation program. Accordingly, we do not provide excessive perquisites or other personal benefits to our named executive officers, except as generally made available to our employees or in situations where we believe it is appropriate to serve a legitimate business purpose, including for example to assist an individual in the performance of his or her duties, to enable him or her to achieve greater work efficiency or effectiveness, or to recruit or retain him or her. Please see “Employment and Other Service Arrangements with our Named Executive Officers” above for a discussion of certain travel and lodging reimbursements we have provided to Dr. Farokhzad.

Hedging and Pledging Policies; Stock Ownership Guidelines

Our insider trading policy prohibits our executives from engaging in “hedging” or “pledging” transactions with respect to our common stock. The Company currently has no stock ownership guidelines in place for our named executive officers, but may consider implementing such guidelines in the future if the talent and compensation committee deems it to be in the best interests of the Company and its stockholders.

Compensation Recovery (“Clawback”) Policy

On November 14, 2023, the talent and compensation committee adopted the clawback policy (the Clawback Policy). The Clawback Policy is intended to comply with Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the listing standards of Nasdaq, and to further the Company’s pay-for-performance philosophy by providing rules relating to the reasonably prompt recovery of certain compensation received by Covered Executives (as defined in the policy), which includes our named executive officers, in the event of an Accounting Restatement (as defined in the policy). The application of the Clawback Policy to Covered Executives is not discretionary, except to the limited extent permitted by Exchange Act rules and Nasdaq listing standards, and applies without regard to whether a Covered Executive was at fault.

In addition, as a public company subject to Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to restate our financial results as the result of misconduct or due to our material noncompliance with any financial reporting requirements under the federal securities laws, our chief executive officer and chief financial officer may be legally required to reimburse us for any bonus or incentive-based or equity-based compensation they receive. Our 2020 Equity Incentive Plan provides that awards granted under it are subject to recoupment under any clawback policy that we are required to adopt pursuant to the listing standards of any national securities exchange or association on which our securities are listed or as is otherwise required by applicable law, and under the 2020 Equity Incentive Plan we may also impose such other clawback provisions to an equity award as we deem appropriate.

Insider Trading Policy

We have adopted insider trading policies and procedures that govern the purchase, sale and other disposition of our securities by directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of our insider trading policy was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 3, 2025. We comply with insider trading laws, rules and regulations and any applicable listing standards in any transactions involving our own securities.

Policies and Practices Related to the Grant of Certain Equity Awards

We do not take material nonpublic information into account when determining the timing or terms of executive awards, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Accounting and Tax Consideration and Treatment

The talent and compensation committee generally takes into consideration the tax implications to the Company of our named executive officer compensation program, including with respect to the tax deductibility of compensation paid under Section 162(m) of the Internal Revenue Code. Under Section 162(m) of the Internal Revenue Code as it was in effect during our 2024 fiscal year, the Company generally is eligible to receive a federal income tax deduction for compensation paid to our CEO and certain other current and former executives only for the amount that is less than $1 million during any fiscal year. While our talent and compensation committee may consider the deductibility of equity awards and cash and other compensation as one factor in determining executive compensation, the committee also looks at other factors in making its decisions and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible by us for tax purposes.

In addition to considering the tax consequences, our talent and compensation committee generally considers the accounting consequences of its decisions, including the impact of expenses being recognized in connection with equity-based awards, in determining the size and form of different equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2025 for:

•
each of our directors and nominees for director;
•
each of our named executive officers;
•
all of our current directors and executive officers as a group; and
•
each person or group known by us to be the beneficial owner of more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act.

We have based our calculation of the percentage of beneficial ownership on 55,385,066 shares of our Class A common stock and 4,044,969 shares of our Class B common stock outstanding as of March 31, 2025. We have deemed shares of our Class A common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2025 to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. Holders of our Class A common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and holders of our Class B common stock are entitled to ten votes for each share held. Shares of Class B common stock will automatically convert into shares of Class A common stock upon sale or transfer of such shares, excluding certain transfers permitted by our amended and restated certificate of incorporation. The Class B common stock will also automatically convert into shares of Class A common stock on December 9, 2025.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Seer, Inc. 3800 Bridge Parkway, Suite 102, Redwood City, California 94065.

	Amount and Nature of Beneficial Ownership
	Class A Common Stock		Class B Common Stock
Name of Beneficial Owner	Shares	%	Shares	%	Voting % of Total Outstanding Capital Stock
Directors and Named Executive Officers:
Omid Farokhzad, M.D.(1)	978,417	1.8	3,555,195	87.9	38.0
David Horn(2)	320,661	*	—	—	*
Nicolas Roelofs, Ph.D.(3)	11,027	*	—	—	*
David Hallal(4)	587,077	1.1	—	—	*
Robert Langer, Sc.D.(5)	458,950	*	—	—	*
Terrance McGuire(6)	581,684	1.0	4,088	*	*
Dipchand (Deep) Nishar(7)	94,375	*	—	—	*
Meeta Gulyani(8)	109,759	*	—	—	*
All executive officers and directors as a group (8 persons)(9)	3,141,950	5.5	3,559,283	88.0	39.8
Greater than 5% Stockholders:
SoftBank SB Global Advisers Limited(10)	5,135,383	9.3	—	—	5.4
aMoon Fund Growth Fund Limited Partnership(11)	4,923,196	8.9	—	—	5.1
Invus Public Equities, LP (12)	4,195,185	7.6	—	—	4.4
Radoff Bradley Louis(13)	2,920,000	5.3	—	—	3.0

* Represents beneficial ownership of less than 1%.

# Percentage total voting power represents voting power with respect to all shares of our Class A and Class B common stock, as a single class. Each holder of Class B common stock shall be entitled to ten votes per share of Class B common stock and each holder of Class A common stock shall be entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law.

(1)
Includes (i) 702,748 shares of Class A common stock and 1,438,057 shares of Class B common stock held of record by Dr. Farokhzad; (ii) 2,117,138 shares of Class B shares held of record by SAF-BND Trust for which Dr. Farokhzad’s spouse serves as trustee; and (iv) 275,669 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2025, of which all are fully vested. Dr. Farokhzad disclaims beneficial ownership of the shares held by the SAF-BND Trust.
(2)
Includes (i) 276,111 shares of Class A common stock and (ii) 44,550 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2025, of which all are fully vested.
(3)
Includes 11,027 shares of Class A common stock held of record by Dr. Roelofs.
(4)
Includes (i) 296,950 shares of Class A common stock held of record by Mr. Hallal, and (ii) 290,127 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2025, of which all are fully vested.
(5)
Includes (i) 33,388 shares of Class A common stock held of record by Dr. Langer, and (ii) 425,562 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2025, of which all are fully vested.
(6)
Includes (i) 244,370 shares of Class A common stock and 4,088 shares of Class B common stock held of record by Strong Bridge, LLC for which Mr. McGuire serves as an operating manager; (ii) 258,367 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2025, of which all are fully vested; and (iii) 78,947 shares of Class A common stock held of record by Polaris Founders Capital Fund I, L.P., for which Mr. McGuire serves as general partner of the managing member.

(7)
Includes 94,375 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2025, of which all are fully vested.
(8)
Includes (i) 28,865 shares of Class A common stock held of record by Ms. Gulyani, and (ii) 80,894 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2025, of which all are fully vested.
(9)
Includes (i) 1,672,406 shares of Class A common stock and 3,559,283 shares of Class B common stock beneficially owned by our current executive officers and directors and (ii) 1,469,544 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2025 and held by our current executive officers and directors, of which all are fully vested.
(10)
Based on the information reported by SB Global Advisers Limited (SB Advisors) on a Schedule 13G/A filed with the SEC on February 13, 2024. SB Advisors has shared voting and dispositive power with respect to 5,135,383 shares of Class A common stock. SVF II Armadillo (DE) LLC is the record holder of the shares of Class A common stock reported herein. SoftBank Vision Fund II-2 L.P. is the sole limited partner of SVF II Aggregator (Jersey) L.P., which is the sole member of SVF II Holdings (DE) LLC, which is the sole member of SVF II Armadillo (DE) LLC. SoftBank, which is a publicly traded company listed on the Tokyo Stock Exchange, is the sole shareholder of SB Global Advisers Limited (SBGA), which has been appointed as manager and is responsible for making final decisions related to the acquisition, structuring, financing and disposal of SoftBank Vision Fund II-2 L.P.’s investments. As a result of these relationships, each of these entities may be deemed to share beneficial ownership of the securities reported herein. On December 8, 2023, SVF II Oyster (DE) LLC transferred its securities to SVF II Armadillo (DE) LLC, and as a result, ceased to be the beneficial owner of any shares of Class A Common Stock. The address for SoftBank is 1-7-1 Kaigan, Minato-ku, Tokyo, 105-7537, Japan. The address for SBGA is 69 Grosvenor Street, London W1K 3JP, United Kingdom. The address for each of SoftBank Vision Fund II-2 L.P. and SVF II Aggregator (Jersey) L.P. is Crestbridge Limited. The address for each of the other Reporting Persons is 251 Little Falls Drive, Wilmington, DE 19808.
(11)
Based on the information reported by aMoon Growth Fund Limited Partnership (aMoon) on a Schedule 13G/A filed with the SEC on January 8, 2025, aMoon holds shared voting and dispositive power with respect to 4,923,196 shares of Class A common stock. aMoon Co-Investment SPV I, L.P. (aMoon Co-Investment) holds shared voting and dispositive power with respect to 810,961 shares of Class A common stock. aMoon Growth Fund G.P. Limited Partnership (aMoon G.P.) is the sole General Partner of aMoon and aMoon Co-Investment and aMoon General Partner Ltd. (aMoon Ltd.) is the sole General Partner of aMoon G.P. Dr. Yair C. Schindel is the sole shareholder of aMoon Ltd. By virtue of such relationships, aMoon G.P., aMoon Ltd. and Dr. Schindel may be deemed to have shared voting and investment power with respect to the capital stock held by aMoon and aMoon Co-Investment. Dr. Schindel disclaims beneficial ownership of the shares of Class A Common Stock of the held by aMoon, aMoon Co-Investment, aMoon G.P. and aMoon Ltd., except to the extent of his pecuniary interest therein, if any. The address for these entities is 34 Yerushalaim Road, Beit Gamla, 6th Floor, Ra'anana, 4350110, Israel.
(12)
Based on the information reported by Invus Public Equities, L.P. (Invus Public Equities) on a Schedule 13G/A filed with the SEC on August 2, 2024, Invus Public Equities holds sole voting and dispositive power with respect to 4,195,185 shares of Class A common stock, Invus Public Equities Advisors, LLC, the general partner of Invus Public Equities, may be deemed to beneficially own the shares held by Invus Public Equities. Invus Global Management, LLC (Global Management), the managing member of Invus PE Advisors, may be deemed to beneficially own the shares of Class A common stock that Invus PE Advisors may be deemed to beneficially own. Siren, L.L.C. (Siren), as the managing member of Global Management, may be deemed to beneficially own the shares of Class A common stock that Global Management may be deemed to beneficially own. Mr. Raymond Debbane, as the managing member of Siren, controls Siren and, accordingly, may be deemed to beneficially own the shares of Class A common stock that Siren may be deemed to beneficially own. On July 25, 2024, in connection with an internal reorganization, Global Management replaced the Geneva branch of Artal International as the managing member of Invus Public Equities Advisors. Siren is the managing member Global Management and Mr. Raymond Debbane is the managing member of Siren. Accordingly, Artal International, Artal International Management, Artal Group, Westend, the Stichting and Mr. Amaury Wittouck are no longer deemed to beneficially own the shares of Class A common stock that Invus Public Equities may be deemed to beneficially own. The address for Invus Public Equities, Invus Public Advisors, Global Management, Siren and Raymond Debbane is 750 Lexington Avenue, 30th Floor, New York, New York 10022.

(13)
Based on the information reported by Radoff Bradley Louis on a Schedule 13G filed with the SEC on February 12, 2025, Mr. Radoff has sole voting and dispositive power with respect to 2,920,000 shares of Class A common stock. Mr. Radoff directly owns 2,370,000 shares of Class A common stock. Mr. Radoff, as a director of Radoff Family Foundation, may also be deemed the beneficial owner of 550,000 shares of Class A common stock owned by the Radoff Family Foundation. The address for Mr. Radoff and the Radoff Family Foundation is 2727 Kirby Drive, Unit 29L, Houston, Texas 77098.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Rights (#)	Weighted Average Exercise Price of Outstanding Options and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column) (#)
Equity compensation plans approved by security holders
2017 Stock Incentive Plan (1)	3,962,249	3.33	—
2020 Equity Incentive Plan (2)	13,683,641	2.86	13,683,641
2020 Employee Stock Purchase Plan (3)	—		680,444
2020 RSU Equity Incentive Plan (4)	2,783		—
TOTAL	17,648,673		14,364,085
(1)
Our board of directors adopted, and our stockholders approved, the 2017 Plan. In connection with our initial public offering and the adoption of the 2020 Plan, we no longer grant awards under the 2017 Plan; however, all outstanding options issued pursuant to the 2017 Plan continue to be governed by their existing terms. To the extent that any such awards are forfeited or lapse unexercised or are repurchased, the shares of common stock subject to such awards will become available for issuance under the 2020 Plan.
(2)
Our board of directors adopted, and our stockholders approved, the 2020 Plan. The 2020 Plan provides that the number of shares available for issuance under the 2020 Plan will be increased on the first day of each fiscal year beginning with the 2021 fiscal year, in an amount equal to the least of (i) 9,037,149 shares, (ii) five percent (5%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as our board of directors may determine.
(3)
Our board of directors adopted, and our shareholders approved, the 2020 Employee Stock Purchase Plan (the ESPP). The ESPP provides that the number of shares available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the 2021 fiscal year, in an amount equal to the least of (i) 1,807,476 shares, (ii) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as may be determined by our board of directors.
(4)
Our board of directors adopted, and our stockholders approved, the RSU Plan. In connection with our initial public offering, we no longer grant awards under the RSU Plan; however, all outstanding restricted stock units (RSUs) issued pursuant to the RSU Plan continue to be governed by their existing terms.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We describe below transactions and series of similar transactions in our last two fiscal years to which we were a party or will be a party, in which:

•
the amounts involved exceeded or will exceed $120,000; and
•
any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related person), had or will have a direct or indirect material interest.

We have granted stock options and RSUs to our executive officers and certain of our directors. See the sections titled “Executive Compensation - Outstanding Equity Awards at Fiscal Year-End” and “Director Compensation” for a description of these stock incentive awards.

In 2023, we were party to an amended and restated investors’ rights agreement (IRA), dated as of December 9, 2020, which provided, among other things, that certain holders of our capital stock have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing. Entities affiliated with Omid Farokhzad, M.D., Robert Langer, Sc.D. and Terrance McGuire are among the parties to the IRA.

We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Other than as described above under this section titled “Certain Relationships and Related Party and Other Transactions,” since January 1, 2023, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by Deloitte & Touche LLP for our fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees(1)	$826,800	$997,500
Tax Fees(2)	66,774	109,801
Total Fees	$893,574	$1,107,301
(1)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements and reviews of our quarterly financial statements for those fiscal years.
(2)
“Tax Fees” consist of fees billed for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice and tax planning.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to Deloitte & Touche LLP for our fiscal years ended December 31, 2024 and 2023 were pre-approved by our audit committee.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amended Report:

1.
No financial statements are filed with this Amendment. The financial statements and notes thereto were included as part of the Original Report.
2.
Financial statement schedules have been omitted in this Amended Report because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto.
3.
Exhibits: The list of exhibits filed with this Amendment is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Amendment, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2025

SEER, INC.

By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and
Chair of the Board of Directors
(Principal Executive Officer)