Form 10-Q
period 2025-03-31
Seer, Inc.
filed 2025-05-13
CIK 1726445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 6, 2025, the registrant had 54,823,877 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 of Class B common stock, $0.00001 par value per share, outstanding.

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

•
the impact of macroeconomic factors, such as tariffs and trade relations, pandemics, inflation, supply chain interruptions and foreign hostilities, on our business; and
•
our expectations about market trends.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SEER, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$52,445	$40,753
Short-term investments	187,280	195,657
Accounts receivable, net	4,090	3,997
Related party receivables	52	379
Other receivables	1,212	1,853
Inventory	7,070	7,436
Prepaid expenses and other current assets	3,118	3,248
Total current assets	255,267	253,323
Long-term investments	45,579	63,103
Operating lease right-of-use assets	22,228	22,791
Property and equipment, net	17,039	18,575
Restricted cash	524	524
Other assets	6,624	8,281
Total assets	$347,261	$366,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,450	$4,621
Accrued expenses	5,916	7,937
Deferred revenue	413	408
Operating lease liabilities, current	2,376	2,312
Other current liabilities	41	50
Total current liabilities	13,196	15,328
Operating lease liabilities, net of current portion	23,028	23,652
Other noncurrent liabilities	31	48
Total liabilities	36,255	39,028
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of March 31, 2025 and December 31, 2024; zero shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 55,385,066 and 55,083,123 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 4,044,969 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	723,020	719,804
Accumulated other comprehensive gain	305	136
Accumulated deficit	(412,320)	(392,372)
Total stockholders’ equity	311,006	327,569
Total liabilities and stockholders’ equity	$347,261	$366,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product	$2,890	$1,668
Service	1,203	408
Related party	52	954
Other	60	36
Total revenue	4,205	3,066
Cost of revenue:
Product	1,374	991
Service	531	269
Related party	70	312
Other	169	133
Total cost of revenue	2,144	1,705
Gross profit	2,061	1,361
Operating expenses:
Research and development	11,350	12,265
Selling, general and administrative	11,442	14,288
Total operating expenses	22,792	26,553
Loss from operations	(20,731)	(25,192)
Other income (expense):
Interest income	3,217	4,586
Loss on equity method investment	(1,575)	—
Other expense	(758)	(73)
Total other income	884	4,513
Loss before provision for income taxes	(19,847)	(20,679)
Provision for income taxes	101	—
Net loss	$(19,948)	$(20,679)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	169	(329)
Comprehensive loss	$(19,779)	$(21,008)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.34)	$(0.32)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	59,408,711	64,586,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Gain	Total
Balance at December 31, 2024	59,128,092	$1	$719,804	$(392,372)	$136	$327,569
Issuance of Class A common stock from release of restricted stock units, net of shares settled for tax withholding	653,943	—	(827)	—	—	(827)
Repurchases of Class A common stock under share repurchase program	(352,000)	—	(675)	—	—	(675)
Stock-based compensation	—	—	4,718	—	—	4,718
Other comprehensive gain	—	—	—	—	169	169
Net loss	—	—	—	(19,948)	—	(19,948)
Balance at March 31, 2025	59,430,035	$1	$723,020	$(412,320)	$305	$311,006

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

SEER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(19,948)	$(20,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,663	7,580
Depreciation and amortization	1,598	1,494
Loss on disposal of property and equipment	746	45
Net amortization of premium on available-for-sale securities	1,104	2,351
Provision for inventory excess and obsolescence	33	8
Non-cash operating lease expense	3	31
Loss on equity method investment	1,575	—
Changes in operating assets and liabilities:
Accounts receivable, net	875	566
Prepaid expenses and other assets	212	(455)
Inventory	(228)	(967)
Accounts payable	(11)	1,381
Deferred revenue	5	63
Accrued liabilities and other liabilities	(2,044)	(1,874)
Net cash used in operating activities	(11,417)	(10,456)
INVESTING ACTIVITIES
Purchases of property and equipment	(654)	(754)
Proceeds from disposal of property and equipment	299	—
Purchases of available-for-sale securities	(62,660)	(101,297)
Proceeds from maturities of available-for-sale securities	87,626	134,406
Net cash provided by investing activities	24,611	32,355
FINANCING ACTIVITIES
Repurchases of Class A common stock under share repurchase program	(675)	—
Taxes paid related to net settlement of restricted stock units	(827)	—
Net cash used in financing activities	(1,502)	—
Net increase in cash, cash equivalents and restricted cash	11,692	21,899
Cash, cash equivalents and restricted cash, beginning of period	41,277	33,023
Cash, cash equivalents and restricted cash, end of period	$52,969	$54,922

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Capitalized stock-based compensation related to internal-use software development	$55	$75
Property and equipment purchases included in accounts payable and accrued expenses	$85	$466
Inventory transferred to property and equipment	$561	$—
Property and equipment transferred to inventory	$—	$359

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

Liquidity

As of March 31, 2025, the Company has incurred significant losses and has had negative cash flows from operations. As of March 31, 2025, the Company had cash and cash equivalents and investments of $285.3 million and an accumulated deficit of $412.3 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of March 31, 2025 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

The unaudited condensed consolidated financial statements include the accounts of Seer, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and investments. The Company maintains bank deposits in federally insured financial institutions, and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.

For the three months ended March 31, 2025, there were two customers that accounted for 12% and 10% of the Company's total revenue. For the three months ended March 31, 2024, there was one customer, a related party, that accounted for 31% of the Company’s total revenue.

For the three months ended March 31, 2025 and 2024, 37% and 13% of the Company's total revenue, respectively, was generated outside of the United States, primarily from countries in Asia and Europe.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2025, there were two customers, each of which represented 10% of the Company's total accounts receivable balance. As of December 31, 2024, no single customer accounted for 10% or more of the total accounts receivable balance, including related party receivables.

Significant Accounting Policies

There have been no material changes to the significant accounting policies as of and for the three months ended March 31, 2025, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds, U.S. Treasury securities, and commercial paper and are stated at fair value.

Restricted cash represents cash held by a financial institution as security for a letter of credit issued to the lessor for one of the Company’s operating leases and is classified as noncurrent.

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the total amount presented in the unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$52,445	$54,398
Restricted cash	524	524
Total cash, cash equivalents and restricted cash	$52,969	$54,922

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Income statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact the new accounting standard will have on its expense disclosures in the notes to the consolidated financial statements and related disclosures.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,774	$—	$—	$35,774
U.S. Treasury securities	—	11,968	—	11,968
Commercial paper	—	2,970	—	2,970
Total cash equivalents	35,774	14,938	—	50,712
Investments:
U.S. Treasury securities	—	127,416	—	127,416
Commercial paper	—	11,676	—	11,676
Corporate debt securities	—	93,767	—	93,767
Total investments	—	232,859	—	232,859
Total assets measured at fair value	$35,774	$247,797	$—	$283,571

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$36,097	$—	$—	$36,097
Commercial paper	—	4,191	—	4,191
Total cash equivalents	36,097	4,191	—	40,288
Investments:
U.S. Treasury securities	—	150,116	—	150,116
Commercial paper	—	12,239	—	12,239
Corporate debt securities	—	96,405	—	96,405
Total investments	—	258,760	—	258,760
Total assets measured at fair value	$36,097	$262,951	$—	$299,048

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	March 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$35,774	$—	$—	$35,774
U.S. Treasury securities	11,968	—	—	11,968
Commercial paper	2,970	—	—	2,970
Total cash equivalents	50,712	—	—	50,712
Investments:
U.S. Treasury securities	127,280	172	(36)	127,416
Commercial paper	11,662	14	—	11,676
Corporate debt securities	93,612	196	(41)	93,767
Total investments	232,554	382	(77)	232,859
Total assets measured at fair value	$283,266	$382	$(77)	$283,571

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$36,097	$—	$—	$36,097
Commercial paper	4,191	—	—	4,191
Total cash equivalents	40,288	—	—	40,288
Investments:
U.S. Treasury securities	150,095	121	(100)	150,116
Commercial paper	12,227	12	—	12,239
Corporate debt securities	96,302	209	(106)	96,405
Total investments	258,624	342	(206)	258,760
Total assets measured at fair value	$298,912	$342	$(206)	$299,048

As of March 31, 2025 and December 31, 2024, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. As of March 31, 2025, the Company does not have investments that have been in a continuous unrealized loss position for twelve months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of March 31, 2025, $45.6 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of March 31, 2025 and December 31, 2024, the Company recorded $1.2 million and $1.9 million, respectively, of accrued interest related to its available-for-sale investments and is presented as other receivables on the unaudited condensed consolidated balance sheets.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

4.
OTHER FINANCIAL STATEMENT INFORMATION

Inventory

Inventory consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$3,423	$3,164
Work-in-progress	107	76
Finished goods	3,540	4,196
Total inventory	$7,070	$7,436

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	$27,780	$28,723
Computer equipment and software	2,285	1,984
Furniture and fixtures	681	681
Leasehold improvements	3,577	3,577
Construction-in-progress	395	424
Property and equipment	34,718	35,389
Less: accumulated depreciation and amortization	(17,679)	(16,814)
Total property and equipment, net	$17,039	$18,575

For the three months ended March 31, 2025 and 2024, the Company recognized depreciation and amortization expense of $1.6 million and $1.5 million, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$3,971	$5,972
Accrued professional services	532	320
Accrued taxes	499	471
Other	914	1,174
Total accrued expenses	$5,916	$7,937

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

5.
REVENUE AND DEFERRED REVENUE

Product revenue consists of instruments with embedded software essential to the instrument's functionality and consumables. Service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of customers. Related party revenue is comprised of both the sale of products and services performed for related parties, as further discussed in Note 10. Other revenue consists of shipping revenue and lease arrangements.

Deferred revenue activities consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Deferred revenue, current and noncurrent, as of the beginning of period	$456	$270
Additions	209	158
Revenue recognized	(222)	(99)
Deferred revenue, current and noncurrent, as of the end of period	$443	$329

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2025, $0.4 million of revenue is expected to be recognized from the remaining performance obligations, of which 85% is expected to be recognized within twelve months.

6. CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2025, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Share Repurchase Program

The following table summarizes the Company's share repurchase activity under the Share Repurchase Program for the period indicated (in thousands except per share data):

Three Months Ended March 31, 2025
Number of shares repurchased	352,000
Total cost (1)	$675
Average per share cost (2)	$1.91
(1)
Includes broker commissions and excludes excise tax.
(2)
Average price paid per share is calculated on a settlement basis and excludes broker commissions and excise tax.

As of March 31, 2025, the Company has a total of $12.6 million, excluding broker commissions and excise tax, available under the current authorization for additional share repurchases.

7.
EQUITY INCENTIVE PLANS

As of March 31, 2025, there are 17,785,881 shares of Class A common stock reserved for issuance under the 2020 Equity Incentive Plan (the 2020 Plan), 3,177,551 shares of which are available for issuance in connection with grants of future awards.

Stock Options

Stock option activity for the three months ended March 31, 2025 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2024	13,198,232	$2.86
Options granted	433,650	2.29
Options forfeited	(199,862)	7.95
Balance at March 31, 2025	13,432,020	$2.77
Vested and exercisable, March 31, 2025	7,870,348	$3.20

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	4,450,441	$4.26
Granted	1,089,350	2.33
Vested	(1,013,607)	7.15
Forfeited	(28,401)	2.12
Balance at March 31, 2025	4,497,783	$3.15

In connection with the vesting of restricted stock units, the Company withheld shares of common stock to satisfy tax withholding and remittance obligations. As of March 31, 2025, the Company withheld 359,664 shares of common stock, which were retired, for $0.8 million.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Employee Stock Purchase Plan

A total of 2,258,196 shares of Class A common stock are reserved for issuance under the employee stock purchase plan (ESPP) as of March 31, 2025. During the three months ended March 31, 2025, no shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$127	$398
Research and development	1,789	2,139
Selling, general and administrative	2,747	5,043
Total stock-based compensation	$4,663	$7,580

8.
LEASES

As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end in September 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of March 31, 2025 and December 31, 2024, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. The Company entered into a lease for approximately 3,500 square feet of office space in San Diego, California that runs from October 2024 through July 2025.

The components of lease expense and supplemental information were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$959	$1,038
Variable lease costs	221	174
Short-term lease costs	48	3
Total lease costs	$1,228	$1,215

	Three Months Ended March 31,
	2025	2024
Weighted-average remaining lease term (in years)	7.5	8.5
Weighted-average incremental borrowing rate	6.2%	6.2%

Variable lease costs primarily consist of common area maintenance.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$961	$1,006

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2025, future minimum commitments under the Company’s non-cancelable facility operating leases are as follows (in thousands):

Years ending December 31,	(in thousands)
2025 (remaining nine months)	$2,890
2026	3,957
2027	4,072
2028	4,191
2029	4,312
Thereafter	12,562
Total undiscounted future minimum lease payments	31,984
Present value adjustment for minimum lease commitments	(6,580)
Total operating lease liabilities	$25,404

9.
COMMITMENTS AND CONTINGENCIES

Purchase Commitments and Obligations

The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The Company also has certain contractual obligations for third-party technology used as part of the normal operations. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or are subject to change. These outstanding commitments amounted to $0.4 million and $4.5 million as of March 31, 2025 and December 31, 2024, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2025 and December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

10.
RELATED PARTY TRANSACTIONS

PrognomiQ constitutes a related party and, as of March 31, 2025 and December 31, 2024, the Company recorded $52.2 thousand and $0.4 million in related party receivables, respectively, on the condensed consolidated balance sheets mainly due from product sales and services revenue. For the three months ended March 31, 2025 and 2024, the Company recognized revenue of $51.9 thousand and $1.0 million, respectively, of which $5.4 thousand and $0.8 million were from product sales. This is presented as related party revenue on the unaudited condensed consolidated statements of operations and comprehensive loss.

On August 12, 2024, the Company entered into a preferred stock purchase agreement with PrognomiQ, pursuant to which the Company purchased $10.0 million of PrognomiQ's Series D Preferred Stock. The investment is accounted for as an equity security in accordance with ASC 321.

As of March 31, 2025, the carrying value of the investment was $5.8 million and is included in other assets on the unaudited condensed consolidated balance sheets. The carrying value is adjusted to the Company's share in loss in the equity method investment. There were no impairment and recognized gains or losses to the carrying value for the three months ended March 31, 2025.

11.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(19,948)	$(20,679)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	59,408,711	64,586,056
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.34)	$(0.32)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2025	2024
Class A common stock options issued and outstanding	13,432,020	14,037,049
Restricted stock units	4,497,783	5,104,389
Total	17,929,803	19,141,438

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

12.
SEGMENT REPORTING

The following table sets forth information on segment net loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$4,205	$3,066
Cost of revenue	2,144	1,705
Gross profit	2,061	1,361
Operating expenses:
Compensation expenses	9,363	9,718
Stock-based compensation	4,663	7,580
Professional expenses	3,067	2,946
Business expenses	2,237	2,424
Facility expenses	1,506	1,506
Depreciation and amortization	1,424	1,436
Other (1)	532	943
Total operating expenses	22,792	26,553

Interest income	3,217	4,586
Loss on equity method investment	(1,575)	—
Other expense	(758)	(73)
Provision for income taxes	101	—
Net loss	$(19,948)	$(20,679)
(1)
Other includes laboratory expenses, travel expenses, and allocated costs.

As of March 31, 2025, long-lived assets were primarily located in the United States.

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

Our ability to generate product and service revenue sufficient to achieve profitability, if ever, will depend on the successful commercialization of the Proteograph Product Suite and related products and services. We are commercializing the Proteograph Product Suite as an integrated solution comprised of consumables, our SP100 automation instrument and software. Our commercial strategy is focused on growing adoption by the research community of the Proteograph, expanding the installed base, increasing utilization to generate revenue from the purchase of Proteograph consumables and growing our service offering through the Seer Technology Access Center (STAC). We expect a highly efficient sales model because our workflow integrates with most existing proteomics laboratories’ workflows and also complements large-scale genomics research. We are focused on removing barriers to access to the Proteograph, including through the STAC service offering.

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

During the three months ended March 31, 2025 and 2024, we incurred a net loss of $19.9 million and $20.7 million and used $11.4 million and $10.5 million of cash in operations, respectively. As of March 31, 2025, we had an accumulated deficit of $412.3 million, and cash, cash equivalents, and investments of $285.3 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future.

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

Components of Results of Operations

Revenue

Our product revenue consists of an instrument with embedded software essential to the instrument’s functionality and consumables. Our service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer. Our related party revenue is comprised of both product sales and services performed for related parties. Other revenue consists of shipping revenue and lease arrangements. Our revenue is primarily generated domestically. We intend to focus our commercial efforts in the United States and expect to grow our international presence.

Cost of Revenue

We utilize third-party manufacturers for production of our instruments and we manufacture our NPs and assemble our assay kits internally. Cost of revenue consists primarily of costs of the components of the Proteograph Product Suite, including the instrument and consumables, costs of services related to the generation and analysis of proteomic data on behalf of our customers, and distribution-related expenses such as logistics and shipping costs. In addition, cost of revenue includes employee compensation, such as stock-based compensation and employee benefits, amortization of capitalized internal-use software, allocated overhead, including depreciation, and charges related to inventory reserves.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
Product	$2,890	$1,668	$1,222	73%
Service	1,203	408	795	195%
Related party	52	954	(902)	(95)%
Other	60	36	24	67%
Total revenue	4,205	3,066	1,139	37%
Cost of revenue:
Product	1,374	991	383	39%
Service	531	269	262	97%
Related party	70	312	(242)	(78)%
Other	169	133	36	27%
Total cost of revenue	2,144	1,705	439	26%
Gross profit	2,061	1,361	700	51%
Operating expenses:
Research and development	11,350	12,265	(915)	(7)%
Selling, general and administrative	11,442	14,288	(2,846)	(20)%
Total operating expenses	22,792	26,553	(3,761)	(14)%
Loss from operations	(20,731)	(25,192)	4,461	(18)%
Other income (expense):
Interest income	3,217	4,586	(1,369)	(30)%
Loss on equity method investment	(1,575)	—	(1,575)	100%
Other expense	(758)	(73)	(685)	938%
Total other income	884	4,513	(3,629)	(80)%
Loss before provision for income taxes	(19,847)	(20,679)	832	(4)%
Provision for income taxes	101	—	101	100%
Net loss	$(19,948)	$(20,679)	$731	(4)%

Revenue

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$4,205	$3,066	$1,139	37%

Revenue for the three months ended March 31, 2025, increased by $1.1 million, or 37%, compared to the three months ended March 31, 2024. The increase was due to higher product sales and service revenue during the period.

Cost of Revenue

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$2,144	$1,705	$439	26%

Cost of revenue for the three months ended March 31, 2025, increased by $0.4 million, or 26%, compared to the three months ended March 31, 2024. The increase was primarily due to higher product revenue from higher instrument sales, which has a higher cost of revenue.

Research and Development

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$11,350	$12,265	$(915)	(7)%

Research and development expenses for the three months ended March 31, 2025, decreased by $0.9 million, or 7%, compared to the three months ended March 31, 2024. The decrease was primarily due to a $0.4 million decrease in laboratory expenses and a $0.3 million decrease in stock-based compensation.

Selling, General and Administrative

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Selling, general and administrative	$11,442	$14,288	$(2,846)	(20)%

Selling, general and administrative expenses for the three months ended March 31, 2025, decreased by $2.8 million, or 20%, compared to the three months ended March 31, 2024. The decrease was primarily due to a $2.3 million decrease in stock-based compensation, a $0.2 million decrease in allocated costs, a $0.1 million decrease in business expenses, and a $0.1 million decrease in travel expenses.

Total Other Income

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Total other income	$884	$4,513	$(3,629)	(80)%

Total other income for the three months ended March 31, 2025, decreased by $3.6 million, or 80%, compared to the three months ended March 31, 2024. The decrease was mainly due to the loss in the equity method investment and lower rates of interest earned on cash invested in money market funds, U.S. Treasury securities, and commercial paper.

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

Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California and office space in San Diego, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We lease approximately 3,500 square feet of office space in San Diego, California, and the lease is set to end in July 2025. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of each of March 31, 2025 and December 31, 2024, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease.

We have certain purchase commitments related to our inventory management with certain manufacturing suppliers wherein we are required to purchase the amounts forecasted in a blanket purchase order within a certain time period. The Company also has certain contractual obligations for third-party technology used as part of its normal operations. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $0.4 million as of March 31, 2025.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(11,417)	$(10,456)
Net cash provided by investing activities	24,611	32,355
Net cash used in financing activities	(1,502)	—
Net increase in cash, cash equivalents and restricted cash	$11,692	$21,899

Operating Activities

During the three months ended March 31, 2025, cash used in operating activities was $11.4 million, attributable to a net loss of $19.9 million and a net change in our operating assets and liabilities of $1.2 million, partially offset by non-cash charges of $9.7 million. Non-cash charges primarily consisted of $4.7 million of stock-based compensation, $1.6 million of depreciation and amortization, $1.6 million of loss on equity method investment, $1.1 million of net amortization of premium on available-for-sale securities, and $0.7 million of loss on disposal of property and equipment. The change in our operating assets and liabilities was primarily due to a decrease of accrued liabilities and other liabilities of $2.0 million, which was partially offset by a decrease of accounts receivable of $0.9 million.

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

Investing Activities

During the three months ended March 31, 2025, cash provided by investing activities was $24.6 million, which was attributable to the proceeds from maturities of available-for-sale securities of $87.6 million and proceeds from disposal of property and equipment of $0.3 million. This was offset by the purchases of available-for-sale securities of $62.7 million and purchases of property and equipment, primarily for laboratory equipment, of $0.7 million.

During the three months ended March 31, 2024, cash provided by investing activities was $32.4 million, which related to the proceeds from maturities of available-for-sale securities of $134.4 million. This was offset by the purchases of available-for-sale securities of $101.2 million and purchases of property and equipment, primarily for laboratory equipment, of $0.8 million.

Financing Activities

During the three months ended March 31, 2025, cash used in financing activities was $1.5 million, which was primarily attributable to the taxes withholding payments related to net settlement of restricted stock units of $0.8 million and repurchases of Class A common stock under our share repurchase program of $0.7 million.

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

There have been no significant changes in our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2025, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $19.9 million and $20.7 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $412.3 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite and related products and services, including sales and marketing, manufacturing and operations costs, and research and development efforts for products and services. These efforts may prove more costly than we currently anticipate. While we have generated product and service revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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
•
global supply chain interruptions; and
•
general industry, economic and market conditions such as inflation, tariffs and trade relations, interest rates, bank failures and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

We are in the early stages of our commercialization plan and our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomiQ. For the three months ended March 31, 2025, there were two customers that accounted for 12% and 10% of the Company's total revenue. For the three months ended March 31, 2024, there was one customer, PrognomiQ, that accounted for 31% of the Company’s total revenue. If one or more customers, including PrognomiQ, terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 10 - Related Party Transactions to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomiQ.

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

In addition, various state, federal and international agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. Recently, budget cuts and layoffs at various federal agencies and programs, including at the National Institute of Health (NIH), have created uncertainty and led to budget cuts at various research organizations and institutes that rely on NIH funding. There is no guarantee that NIH appropriations will not decrease in the future. A decrease in the amount of, or delay in the approval of, appropriations to NIH or other similar United States or international organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our products. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, results of operations, financial condition and prospects.

We rely on single suppliers for some of the components of the Proteograph Product Suite, including a single contract manufacturer to manufacture and supply our instruments. If these suppliers or manufacturers should fail or not perform satisfactorily, our ability to meet demand and supply the Proteograph Product Suite would be adversely affected.

We rely on a single contract manufacturer, Hamilton Company, a manufacturer of precision measurement devices, automated liquid handling workstations, and sample management systems located in Nevada and other locations, to manufacture and supply our instruments. Since our contract with Hamilton does not commit them to carry inventory or make available any particular quantities, Hamilton may give other customers' needs higher priority than ours, we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms, and we may incur price increases from Hamilton Company. Further, if Hamilton is unable to obtain critical components used in the Proteograph solution or supply our instruments on the timelines we require, due to tariffs, trade restrictions, or other reasons, our business and commercialization efforts would be harmed.

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

•
changes in social, economic, political and climate conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, investment, and climate control both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products;
•
potentially adverse consequences associated with tariffs, changes in trade restrictions or relationships, potential retaliatory tariffs and actions from other countries, customs charges, bureaucratic requirements, and other trade barriers;
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

In August 2020, we transferred certain assets to PrognomiQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. In August 2024, the Company entered into a preferred stock purchase agreement with PrognomiQ, pursuant to which the Company purchased $10.0 million of PrognomiQ's Series D Preferred Stock. As of March 31, 2025, we held approximately 25% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:

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

Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In May 2024, the FDA published a final rule to regulate LDTs, which was vacated by the Texas district court in March 2025. In June 2024, the U.S. Supreme Court overruled the case that established the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge the LDT final rule and other rules and policies of the FDA. We cannot predict the outcome of these judicial challenges or how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business. Changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our products, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. There is significant uncertainty in the life sciences industry due to layoffs at the federal agencies, like the FDA, tariffs, and funding cuts for research, which can have a material effect on the operations of our customers and their demand for our products. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, privacy and security laws, Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.

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

Our owned and licensed patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents and patent applications) have been, and may be challenged at a future point in time in third-party observations, opposition, revocation, nullification, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we or our licensor initiate legal proceedings against a third party to enforce a patent covering our products or services, the defendant could counterclaim that such patent covering our products or services, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. For example, on October 7, 2024, PreOmics GmbH and Biognosys AG filed a petition for Inter Partes Review before the USPTO (Case No. IPR2024-01473) challenging the validity of U.S. Patent No. 11,435,360, which is exclusively licensed from The Brigham and Women’s Hospital, Inc. The petition alleges, among other things, that the claims of 11,435,360 are invalid for anticipation and obviousness over the prior art. In Germany, an anonymous third party initiated nullity actions against European Patent EP3554681 and Utility Model Patent No. 202017007363 on November 18, 2024 and January 13, 2025, respectively, which patents are exclusively licensed from BWH. These actions allege, among other things, that the patents are invalid for lack of novelty and inventive step over the prior art. These proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our products, or exclude our competitor’s products. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensor, our or its patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our products, services and technologies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property, or develop or commercialize current or future products.

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

We or our licensor have been, and may be, subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, on December 28, 2023, Giulio Caracciolo (Caracciolo) and Dipartimento di Medicina Molecolare Sapienza Universita di Roma filed a lawsuit against us, BWH, and other inventors alleging, among other things, that Caracciolo was wrongfully excluded as an inventor on certain patents that we have exclusively licensed from BWH. That lawsuit was dismissed with prejudice on October 25, 2024, pursuant to a stipulation of dismissal. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Moreover, we or our licensor may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products. In addition, counterparties to our consulting, sponsored research, software development and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. In particular, certain software development agreements pursuant to which certain third parties have developed parts of our proprietary software may not include provisions that expressly assign to us ownership of all intellectual property developed for us by such third parties. Furthermore, certain of our sponsored research agreements pursuant to which we provide certain research services for third parties do not assign to us all intellectual property developed under such agreements. As such, we may not have the right to use all such developed intellectual property under such agreements, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain such licenses and such licenses are necessary for the development, manufacture and commercialization of our products and technologies, we may need to cease the development, manufacture and commercialization of our products and technologies.

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
•
general economic, industry and market conditions, including changes in tariffs or trade restrictions or relationships; and
•
health epidemics, natural disasters or major catastrophic events.

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

Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of May 6, 2025, the holders of our Class B common stock hold in the aggregate 42.5 % of the voting power of our capital stock, which may increase from time to time.

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

Companies across all industries are subject to evolving expectations regarding ESG matters. Failure to implement the appropriate standards and practices for responsible corporate citizenship, support for local communities, employee diversity and human capital management, health and safety practices, supply chain management, and corporate governance can increase our costs of production, decrease our revenue, and negatively affect our reputation, employee retention, and the general willingness of customers and suppliers to do business with us and investors to invest in us. If we do not adapt to or comply with evolving ESG standards and regulations, the resulting consequences could have a material adverse effect on our reputation, business and financial condition.

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

Our facilities in Redwood City and those of our third-party manufacturers are vulnerable to natural disasters, public health crises, including the impact of health epidemics, climate change and catastrophic events. For example, our Redwood City facilities are located near earthquake fault zones and are vulnerable to damage from earthquakes as well as other types of disasters, including fires, wildfires, floods, power loss, communications failures and similar events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or our third-party manufacturer’s facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our Redwood City facilities given the specialized equipment housed within it. The inability to manufacture our instruments or consumables, combined with our limited inventory of manufactured instruments and consumables, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future. Because some of our NPs are perishable and must be kept in temperature controlled storage, the loss of power to our facilities, mechanical or other issues with our storage facilities or other events that impact our temperature controlled storage could result in the loss of some or all of such NPs, and we may not be able to replace them without disruption to our customers or at all.

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

In addition, any such access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. Additionally, the California Privacy Rights Act (CPRA), which went into effect on January 1, 2023, modifies the California Consumer Privacy Act (CCPA) significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA restricts use of certain categories of sensitive personal information that we may handle, establish restrictions on the retention of personal information, expand the types of data breaches subject to the private right of action, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data privacy and security legislation in the United States. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which took effect on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which took effect on July 1, 2023, and on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which took effect on December 31, 2023; and on May 10, 2022, Connecticut enacted the Connecticut Data Privacy Act, or CTDPA, which took effect on July 1, 2023. The CPA, CDPA, UCPA, and CTDPA share similarities with and differences from the CPRA and legislation proposed in other states. Aspects of these state privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications. Furthermore, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table represents a month-to-month summary of information with respect to purchases of common stock made during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 - January 31	—	$—	—	$13,249
February 1 - February 28	—	$—	—	$13,249
March 1 - March 31	352,000	$1.91	352,000	$12,577
Total	352,000	$1.91	352,000

(1)
All shares of common stock were retired upon repurchase.
(2)
Average price paid per share is calculated on a settlement basis and excludes broker commissions and excise tax.
(3)
On May 3, 2024, the Company’s Board of Directors approved the Share Repurchase Program under which the Company is authorized to purchase up to $25.0 million of its issued and outstanding Class A common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our last fiscal quarter, no directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	Outside Director Compensation Policy (as amended on February 26, 2025).	10-K	001-39747	10.12	3/3/2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

SEER, INC.

Date: May 13, 2025	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ David R. Horn
David R. Horn
President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)