Form 10-Q
period 2025-06-30
Seer, Inc.
filed 2025-08-06
CIK 1726445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 30, 2025, the registrant had 52,294,370 shares of Class A common stock, $0.00001 par value per share, and 4,044,969 of Class B common stock, $0.00001 par value per share, outstanding.

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
•
the potential effects of government regulation and legislation;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SEER, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$37,931	$40,753
Short-term investments	171,895	195,657
Accounts receivable, net	3,905	3,997
Related party receivables	409	379
Other receivables	1,400	1,853
Inventory	7,512	7,436
Prepaid expenses and other current assets	2,586	3,248
Total current assets	225,638	253,323
Long-term investments	53,426	63,103
Operating lease right-of-use assets	21,657	22,791
Property and equipment, net	16,496	18,575
Restricted cash	524	524
Other assets	4,746	8,281
Total assets	$322,487	$366,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,672	$4,621
Accrued expenses	6,106	7,937
Deferred revenue	540	408
Operating lease liabilities, current	2,441	2,312
Other current liabilities	26	50
Total current liabilities	11,785	15,328
Operating lease liabilities, net of current portion	22,390	23,652
Other noncurrent liabilities	20	48
Total liabilities	34,195	39,028
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of June 30, 2025 and December 31, 2024; zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 52,283,570 and 55,083,123 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 4,044,969 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	719,728	719,804
Accumulated other comprehensive gain	307	136
Accumulated deficit	(431,744)	(392,372)
Total stockholders’ equity	288,292	327,569
Total liabilities and stockholders’ equity	$322,487	$366,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product	$2,726	$1,761	$5,616	$3,429
Service	797	682	2,000	1,090
Related party	409	583	461	1,537
Other	119	46	179	82
Total revenue	4,051	3,072	8,256	6,138
Cost of revenue:
Product	1,167	701	2,541	1,692
Service	395	362	926	631
Related party	69	156	139	468
Other	309	122	478	255
Total cost of revenue	1,940	1,341	4,084	3,046
Gross profit	2,111	1,731	4,172	3,092
Operating expenses:
Research and development	11,985	12,734	23,335	24,999
Selling, general and administrative	10,656	16,093	22,098	30,381
Total operating expenses	22,641	28,827	45,433	55,380
Loss from operations	(20,530)	(27,096)	(41,261)	(52,288)
Other income (expense):
Interest income	2,992	4,433	6,209	9,019
Loss on equity method investment	(1,841)	—	(3,416)	—
Other income (expense)	3	(187)	(755)	(260)
Total other income	1,154	4,246	2,038	8,759
Loss before provision for income taxes	(19,376)	(22,850)	(39,223)	(43,529)
Provision for income taxes	48	—	149	—
Net loss	$(19,424)	$(22,850)	$(39,372)	$(43,529)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	2	(105)	171	(434)
Comprehensive loss	$(19,422)	$(22,955)	$(39,201)	$(43,963)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.33)	$(0.35)	$(0.67)	$(0.67)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	58,087,565	64,576,399	58,744,490	64,581,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Gain	Total
Balance at December 31, 2024	59,128,092	$1	$719,804	$(392,372)	$136	$327,569
Issuance of Class A common stock from release of restricted stock units, net of shares settled for tax withholding	653,943	—	(827)	—	—	(827)
Repurchases of Class A common stock under share repurchase program	(352,000)	—	(675)	—	—	(675)
Stock-based compensation	—	—	4,718	—	—	4,718
Other comprehensive gain	—	—	—	—	169	169
Net loss	—	—	—	(19,948)	—	(19,948)
Balance at March 31, 2025	59,430,035	1	723,020	(412,320)	305	311,006
Issuance of Class A common stock from exercise of options and release of restricted stock units	653,506	—	23	—	—	23
Repurchases of Class A common stock under share repurchase program	(3,874,486)	—	(7,453)	—	—	(7,453)
Issuance of Class A common stock in connection with employee stock purchase plan	119,484	—	211	—	—	211
Stock-based compensation	—	—	3,927	—	—	3,927
Other comprehensive gain	—	—	—	—	2	2
Net loss	—	—	—	(19,424)	—	(19,424)
Balance at June 30, 2025	56,328,539	$1	$719,728	$(431,744)	$307	$288,292

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

SEER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(39,372)	$(43,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,535	15,245
Depreciation and amortization	3,142	2,996
Loss on disposal of property and equipment	811	249
Net amortization of premium on available-for-sale securities	821	1,954
Provision for inventory excess and obsolescence	87	62
Non-cash operating lease expense	1	58
Loss on equity method investment	3,416	—
Changes in operating assets and liabilities:
Accounts receivable, net	515	1,015
Prepaid expenses and other assets	782	314
Inventory	(1,243)	(2,793)
Accounts payable	(1,819)	3,413
Deferred revenue	132	(17)
Accrued liabilities and other liabilities	(1,883)	508
Net cash used in operating activities	(26,075)	(20,525)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,222)	(1,928)
Proceeds from disposal of property and equipment	406	—
Purchases of available-for-sale securities	(100,174)	(168,524)
Proceeds from maturities of available-for-sale securities	132,964	194,025
Net cash provided by investing activities	31,974	23,573
FINANCING ACTIVITIES
Proceeds from stock option exercises	23	—
Repurchases of Class A common stock under share repurchase program	(8,128)	(3,747)
Taxes paid related to net settlement of restricted stock units	(827)	—
Proceeds from issuance of Class A common stock in connection with employee stock purchase plan	211	147
Net cash used in financing activities	(8,721)	(3,600)
Net decrease in cash, cash equivalents and restricted cash	(2,822)	(552)
Cash, cash equivalents and restricted cash, beginning of period	41,277	33,023
Cash, cash equivalents and restricted cash, end of period	$38,455	$32,471

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Capitalized stock-based compensation related to internal-use software development	$110	$109
Property and equipment purchases included in accounts payable and accrued expenses	$116	$224
Inventory transferred to property and equipment	$1,080	$—
Property and equipment transferred to inventory	$—	$359

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

Liquidity

The Company has incurred significant losses and has had negative cash flows from operations since inception. As of June 30, 2025, the Company had cash and cash equivalents and investments of $263.3 million and an accumulated deficit of $431.7 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of June 30, 2025 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

The unaudited condensed consolidated financial statements include the accounts of Seer, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, accounts receivable, and investments. The Company maintains bank deposits in federally insured financial institutions, and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.

For the three months ended June 30, 2025, the Company recognized revenue from three customers, including a related party, that accounted for 13%, 11%, and 10% of the Company's total revenue. For the six months ended June 30, 2025, the Company recognized revenue from one customer that accounted for 10% of the Company's total revenue. For the three and six months ended June 30, 2024, the Company recognized revenue from a related party that accounted for 19% and 25%, respectively, of the Company’s total revenue.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025, 33% and 35%, respectively, of the Company's total revenue, was generated outside of the United States, primarily from countries in Asia and Europe. For the three and six months ended June 30, 2024, 55% and 34%, respectively, of the Company's total revenue, was generated outside of the United States, from countries in Asia and Europe.

As of June 30, 2025, there were two customers, which represented 14% and 10% of the Company's total accounts receivable balance, including related party receivables. As of December 31, 2024, no single customer accounted for 10% or more of the total accounts receivable balance, including related party receivables.

Significant Accounting Policies

There have been no material changes to the significant accounting policies as of and for the three and six months ended June 30, 2025, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation and immediate deduction of domestic research and development costs, among other tax changes. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. The Company is currently evaluating the provisions of the newly enacted tax law and its impact on the Company's consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities and are stated at fair value.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the total amount presented in the unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$37,931	$31,947
Restricted cash	524	524
Total cash, cash equivalents and restricted cash	$38,455	$32,471

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,697	$—	$—	$34,697
Corporate debt securities	—	1,608	—	1,608
Total cash equivalents	34,697	1,608	—	36,305
Investments:
U.S. Treasury securities	—	112,210	—	112,210
Commercial paper	—	15,648	—	15,648
Corporate debt securities	—	97,463	—	97,463
Total investments	—	225,321	—	225,321
Total assets measured at fair value	$34,697	$226,929	$—	$261,626

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$36,097	$—	$—	$36,097
Commercial paper	—	4,191	—	4,191
Total cash equivalents	36,097	4,191	—	40,288
Investments:
U.S. Treasury securities	—	150,116	—	150,116
Commercial paper	—	12,239	—	12,239
Corporate debt securities	—	96,405	—	96,405
Total investments	—	258,760	—	258,760
Total assets measured at fair value	$36,097	$262,951	$—	$299,048

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

The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	June 30, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$34,697	$—	$—	$34,697
Corporate debt securities	1,608	—	—	1,608
Total cash equivalents	36,305	—	—	36,305
Investments:
U.S. Treasury securities	112,072	162	(24)	112,210
Commercial paper	15,640	9	(1)	15,648
Corporate debt securities	97,302	187	(26)	97,463
Total investments	225,014	358	(51)	225,321
Total assets measured at fair value	$261,319	$358	$(51)	$261,626

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$36,097	$—	$—	$36,097
Commercial paper	4,191	—	—	4,191
Total cash equivalents	40,288	—	—	40,288
Investments:
U.S. Treasury securities	150,095	121	(100)	150,116
Commercial paper	12,227	12	—	12,239
Corporate debt securities	96,302	209	(106)	96,405
Total investments	258,624	342	(206)	258,760
Total assets measured at fair value	$298,912	$342	$(206)	$299,048

As of June 30, 2025 and December 31, 2024, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. As of June 30, 2025, the Company does not have investments that have been in a continuous unrealized loss position for twelve months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or until the recovery of the amortized cost basis of the investment. To date, the Company has not recorded any credit loss charges on marketable securities related to other-than-temporary declines in market value. As of June 30, 2025, $53.4 million of available-for-sale investments had remaining maturities primarily between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of June 30, 2025 and December 31, 2024, the Company recorded $1.4 million and $1.9 million, respectively, of accrued interest related to its available-for-sale investments and is presented as other receivables on the unaudited condensed consolidated balance sheets.

4.
OTHER FINANCIAL STATEMENT INFORMATION

Inventory

Inventory consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$3,345	$3,164
Work-in-progress	117	76
Finished goods	4,050	4,196
Total inventory	$7,512	$7,436

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$28,023	$28,723
Computer equipment and software	2,291	1,984
Furniture and fixtures	681	681
Leasehold improvements	3,597	3,577
Construction-in-progress	717	424
Property and equipment	35,309	35,389
Less: accumulated depreciation and amortization	(18,813)	(16,814)
Total property and equipment, net	$16,496	$18,575

For the three and six months ended June 30, 2025, the Company recognized depreciation and amortization expense of $1.5 million and $3.1 million, respectively. For the three and six months ended June 30, 2024, the Company recognized depreciation and amortization expense of $1.5 million and $3.0 million, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$4,534	$5,972
Accrued professional services	577	320
Accrued taxes	305	471
Other	690	1,174
Total accrued expenses	$6,106	$7,937

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

Deferred revenue activities consist of the following (in thousands):

	Six Months Ended June 30,
	2025	2024
Deferred revenue, current and noncurrent, as of the beginning of period	$456	$270
Additions	441	244
Revenue recognized	(337)	(282)
Deferred revenue, current and noncurrent, as of the end of period	$560	$232

The transaction price allocated to remaining performance obligations relates to amounts allocated to products, services and lease arrangements for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations that will be satisfied and recognized as revenue in future periods. As of June 30, 2025, the Company had $0.6 million of remaining performance obligations, of which 94% is expected to be recognized within twelve months.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

6. CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2025, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Share Repurchase Program

The following table summarizes the Company's share repurchase activity under the Share Repurchase Program for the period indicated (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of shares repurchased	3,874,486	2,029,429	4,226,486	2,029,429
Total cost (1)	$7,453	$3,747	$8,128	$3,747
Average per share cost (2)	$1.92	$1.84	$1.92	$1.84
(1)
Includes broker commissions and excludes excise tax.
(2)
Average price paid per share is calculated on a settlement basis and excludes broker commissions and excise tax.

As of June 30, 2025, the Company has a total of $5.1 million, excluding broker commissions and excise tax, available under the current authorization for additional share repurchases.

7.
EQUITY INCENTIVE PLANS

As of June 30, 2025, there are 17,785,881 shares of Class A common stock reserved for issuance under the 2020 Equity Incentive Plan, 3,264,963 shares of which are available for issuance in connection with grants of future awards.

Stock Options

Stock option activity for the six months ended June 30, 2025 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2024	13,198,232	$2.86
Options granted	692,350	2.20
Options exercised	(11,050)	2.08
Options forfeited	(398,800)	5.26
Balance at June 30, 2025	13,480,732	$2.84
Vested and exercisable, June 30, 2025	8,143,933	$3.31

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	4,450,441	$4.26
Granted	1,145,150	2.31
Vested	(1,656,063)	5.77
Forfeited	(231,375)	2.74
Balance at June 30, 2025	3,708,153	$3.07

In connection with the vesting of restricted stock units, the Company withheld shares of common stock to satisfy tax withholding and remittance obligations. As of June 30, 2025, the Company withheld 359,664 shares of common stock, which were retired, for $0.8 million.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Employee Stock Purchase Plan

A total of 2,138,712 shares of Class A common stock are reserved for issuance under the employee stock purchase plan (ESPP) as of June 30, 2025. During the six months ended June 30, 2025, 119,484 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$131	$389	$258	$787
Research and development	1,660	2,115	3,449	4,254
Selling, general and administrative	2,081	5,161	4,828	10,204
Total stock-based compensation	$3,872	$7,665	$8,535	$15,245

8.
LEASES

As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end in September 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of June 30, 2025 and December 31, 2024, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease. The Company entered into a lease for approximately 3,500 square feet of office space in San Diego, California that runs from October 2024 through July 2025. The lease was not renewed upon expiration.

The components of lease expense and supplemental information were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$959	$1,038	$1,918	$2,076
Variable lease costs	243	289	464	463
Short-term lease costs	48	9	96	12
Total lease costs	$1,250	$1,336	$2,478	$2,551

	Six Months Ended June 30,
	2025	2024
Weighted-average remaining lease term (in years)	7.3	8.2
Weighted-average incremental borrowing rate	6.2%	6.2%

Variable lease costs primarily consist of common area maintenance.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$1,917	$2,018

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2025, future minimum commitments under the Company’s non-cancelable facility operating leases are as follows (in thousands):

Years ending December 31,
2025 (remaining six months)	$1,929
2026	3,957
2027	4,072
2028	4,191
2029	4,312
Thereafter	12,562
Total undiscounted future minimum lease payments	31,023
Present value adjustment for minimum lease commitments	(6,192)
Total operating lease liabilities	$24,831

9.
COMMITMENTS AND CONTINGENCIES

Purchase Commitments and Obligations

From time to time, the Company has certain purchase commitments related to its inventory management, cloud-based information systems, property and equipment maintenance and support services, and various other products and services over periods that extend beyond one year. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or are subject to change. These outstanding commitments amounted to $1.3 million and $4.5 million as of June 30, 2025 and December 31, 2024, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2025 and December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

10.
RELATED PARTY TRANSACTIONS

PrognomiQ, Inc. (PrognomiQ) constitutes a related party and, as of each of June 30, 2025 and December 31, 2024, the Company recorded $0.4 million in related party receivables, on the condensed consolidated balance sheets mainly due from product sales and services revenue. For the three and six months ended June 30, 2025, the Company recognized revenue of $0.4 million and $0.5 million, respectively, primarily from services. For the three and six months ended June 30, 2024, the Company recognized revenue of $0.6 million and $1.5 million, respectively, of which $0.4 million and $1.2 million, respectively, were from product sales. This is presented as related party revenue on the unaudited condensed consolidated statements of operations and comprehensive loss.

On August 12, 2024, the Company entered into a preferred stock purchase agreement with PrognomiQ, pursuant to which the Company purchased $10.0 million of PrognomiQ's Series D Preferred Stock. Subsequently, on July 31, 2025, the Company made an additional $1.9 million investment in the same series. The investment is accounted for as an equity security in accordance with ASC 321.

As of June 30, 2025, the carrying value of the investment was $3.9 million and is included in other assets on the unaudited condensed consolidated balance sheets. The carrying value is adjusted to the Company's share in loss in the equity method investment. There were no impairment and recognized gains or losses to the carrying value for the three and six months ended June 30, 2025.

11.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(19,424)	$(22,850)	$(39,372)	$(43,529)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	58,087,565	64,576,399	58,744,490	64,581,228
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.33)	$(0.35)	$(0.67)	$(0.67)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2025	2024
Class A common stock options issued and outstanding	13,480,732	14,165,454
Restricted stock units	3,708,153	5,126,373
Estimated ESPP shares to be issued	136,797	—
Total	17,325,682	19,291,827

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

12.
SEGMENT REPORTING

The following table sets forth information on segment net loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$4,051	$3,072	$8,256	$6,138
Cost of revenue	1,940	1,341	4,084	3,046
Gross profit	2,111	1,731	4,172	3,092
Operating expenses:
Compensation expenses	9,399	9,406	18,762	19,124
Stock-based compensation	3,872	7,664	8,535	15,244
Professional expenses	3,103	5,057	6,170	8,003
Business expenses	2,436	2,525	4,673	4,949
Facility expenses	1,550	1,718	3,056	3,224
Depreciation and amortization	1,327	1,458	2,751	2,894
Other (1)	954	999	1,486	1,942
Total operating expenses	22,641	28,827	45,433	55,380

Interest income	2,992	4,433	6,209	9,019
Loss on equity method investment	(1,841)	—	(3,416)	—
Other income (expense)	3	(187)	(755)	(260)
Provision for income taxes	48	—	149	—
Net loss	$(19,424)	$(22,850)	$(39,372)	$(43,529)
(1)
Other includes laboratory expenses, travel expenses, and allocated costs.

As of June 30, 2025, long-lived assets were primarily located in the United States.

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

Our ability to generate product and service revenue sufficient to achieve profitability, if ever, will depend on the successful commercialization of the Proteograph Product Suite and related products and services. In May 2025, we advanced our commercial offering with the launch of the new Proteograph Product Suite, featuring Proteograph ONE Assay and SP200 Automation Instrument. With the new Proteograph workflow, we believe we have achieved a transformative milestone by significantly improving the scalability, reproducibility, and affordability of deep proteomic analysis. These advancements push the boundaries of the original capabilities of the Proteograph Product Suite launched in 2021, addressing historical industry-wide limitations in which deep workflows faced challenges scaling efficiently, manual handling introduced variability, and large-scale studies were hindered by prohibitive costs.

We are commercializing the Proteograph Product Suite as an integrated solution comprised of consumables, our SP100 or SP200 automation instrument and software. Our commercial strategy is focused on growing adoption by the research community of the Proteograph, expanding the installed base, increasing utilization to generate revenue from the purchase of Proteograph consumables and growing our service offering through the Seer Technology Access Center (STAC). We expect a highly efficient sales model because our workflow integrates with most existing proteomics laboratories’ workflows and also complements large-scale genomics research. We are focused on removing barriers to access to the Proteograph, including through the STAC service offering.

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

We designed the SP100 and SP200 automation instruments and have outsourced their manufacturing to Hamilton Company, a leading manufacturer of automated liquid handling workstations. We have entered into a non-exclusive agreement with Hamilton that covers the manufacturing of the SP100 and SP200 automation instruments and their continued supply on a purchase order basis. Starting in January 2025, we renewed the agreement under an extended term through December 2027. Following this extended term, the agreement will automatically renew annually for a maximum of two one-year renewal periods. Hamilton has represented to us that it maintains ISO 9001 and ISO 13485 certifications.

During the six months ended June 30, 2025 and 2024, we incurred a net loss of $39.4 million and $43.5 million and used $26.1 million and $20.5 million of cash in operations, respectively. As of June 30, 2025, we had an accumulated deficit of $431.7 million, and cash, cash equivalents, and investments of $263.3 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future.

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

Cost of Revenue

We utilize third-party manufacturers for production of our instruments and we manufacture our NPs and assemble our assay kits internally. Cost of revenue consists primarily of costs of the components of the Proteograph Product Suite, including the instruments and consumables, costs of services related to the generation and analysis of proteomic data on behalf of our customers, and distribution-related expenses such as logistics and shipping costs. In addition, cost of revenue includes employee compensation, such as stock-based compensation and employee benefits, amortization of capitalized internal-use software, allocated overhead, including depreciation, and charges related to inventory reserves.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three months ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
Product	$2,726	$1,761	$965	55%
Service	797	682	115	17%
Related party	409	583	(174)	(30)%
Other	119	46	73	159%
Total revenue	4,051	3,072	979	32%
Cost of revenue:
Product	1,167	701	466	66%
Service	395	362	33	9%
Related party	69	156	(87)	(56)%
Other	309	122	187	153%
Total cost of revenue	1,940	1,341	599	45%
Gross profit	2,111	1,731	380	22%
Operating expenses:
Research and development	11,985	12,734	(749)	(6)%
Selling, general and administrative	10,656	16,093	(5,437)	(34)%
Total operating expenses	22,641	28,827	(6,186)	(21)%
Loss from operations	(20,530)	(27,096)	6,566	(24)%
Other income (expense):
Interest income	2,992	4,433	(1,441)	(33)%
Loss on equity method investment	(1,841)	—	(1,841)	100%
Other income (expense)	3	(187)	190	(102)%
Total other income	1,154	4,246	(3,092)	(73)%
Loss before provision for income taxes	(19,376)	(22,850)	3,474	(15)%
Provision for income taxes	48	—	48	100%
Net loss	$(19,424)	$(22,850)	$3,426	(15)%

Revenue

	Three months ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$4,051	$3,072	$979	32%

Revenue for the three months ended June 30, 2025, increased by $1.0 million, or 32%, compared to the three months ended June 30, 2024. The increase was due to higher product sales and service revenue during the period.

Cost of Revenue

	Three months ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$1,940	$1,341	$599	45%

Cost of revenue for the three months ended June 30, 2025, increased by $0.6 million, or 45%, compared to the three months ended June 30, 2024. The increase was primarily due to higher volume from consumables sales.

Research and Development

	Three months ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$11,985	$12,734	$(749)	(6)%

Research and development expenses for the three months ended June 30, 2025, decreased by $0.7 million, or 6%, compared to the three months ended June 30, 2024. The decrease was primarily due to a $0.5 million decrease in stock-based compensation and a $0.5 million decrease in allocated costs. The decrease was offset by a $0.2 million increase in laboratory expenses.

Selling, General and Administrative

	Three months ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Selling, general and administrative	$10,656	$16,093	$(5,437)	(34)%

Selling, general and administrative expenses for the three months ended June 30, 2025, decreased by $5.4 million, or 34%, compared to the three months ended June 30, 2024. The decrease was primarily due to a $3.1 million decrease in stock-based compensation, a $1.8 million decrease in professional services, a $0.4 million decrease in allocated costs, and a $0.2 million decrease in facility expenses.

Total Other Income

	Three months ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Total other income	$1,154	$4,246	$(3,092)	(73)%

Total other income for the three months ended June 30, 2025, decreased by $3.1 million, or 73%, compared to the three months ended June 30, 2024. The decrease was mainly due to the loss in the equity method investment and lower rates of interest earned on cash invested in money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities.

Comparisons of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Six months ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
Product	$5,616	$3,429	$2,187	64%
Service	2,000	1,090	910	83%
Related party	461	1,537	(1,076)	(70)%
Other	179	82	97	118%
Total revenue	8,256	6,138	2,118	35%
Cost of revenue:
Product	2,541	1,692	849	50%
Service	926	631	295	47%
Related party	139	468	(329)	(70)%
Other	478	255	223	87%
Total cost of revenue	4,084	3,046	1,038	34%
Gross profit	4,172	3,092	1,080	35%
Operating expenses:
Research and development	23,335	24,999	(1,664)	(7)%
Selling, general and administrative	22,098	30,381	(8,283)	(27)%
Total operating expenses	45,433	55,380	(9,947)	(18)%
Loss from operations	(41,261)	(52,288)	11,027	(21)%
Other income (expense):
Interest income	6,209	9,019	(2,810)	(31)%
Loss on equity method investment	(3,416)	—	(3,416)	100%
Other expense	(755)	(260)	(495)	190%
Total other income	2,038	8,759	(6,721)	(77)%
Loss before provision for income taxes	(39,223)	(43,529)	4,306	(10)%
Provision for income taxes	149	—	149	100%
Net loss	$(39,372)	$(43,529)	$4,157	(10)%

Revenue

	Six months ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$8,256	$6,138	$2,118	35%

Revenue for the six months ended June 30, 2025, increased by $2.1 million, or 35%, compared to the six months ended June 30, 2024. The increase was due to higher product sales and service revenue during the period.

Cost of Revenue

	Six months ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$4,084	$3,046	$1,038	34%

Cost of revenue for the six months ended June 30, 2025, increased by $1.0 million, or 34%, compared to the six months ended June 30, 2024. The increase was primarily due to higher product revenue from higher instrument sales, which has a higher cost of revenue and higher volume from consumables sales.

Research and Development

	Six months ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$23,335	$24,999	$(1,664)	(7)%

Research and development expenses for the six months ended June 30, 2025, decreased by $1.7 million, or 7%, compared to the six months ended June 30, 2024. The decrease was primarily due to a $1.1 million decrease in allocated costs, a $0.8 million decrease in stock-based compensation, a $0.2 million decrease in laboratory expenses, and a $0.1 million decrease in depreciation of laboratory equipment. The decrease is offset by a $0.5 million increase in employee compensation costs.

Selling, General and Administrative

	Six months ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Selling, general and administrative	$22,098	$30,381	$(8,283)	(27)%

Selling, general and administrative expenses for the six months ended June 30, 2025, decreased by $8.3 million, or 27%, compared to the six months ended June 30, 2024. The decrease was primarily due to a $5.4 million decrease in stock-based compensation, a $1.9 million decrease in professional services, a $0.5 million decrease in allocated costs, a $0.2 million decrease in facility expenses, a $0.1 million decrease in business expenses, and a $0.1 million decrease in travel expenses.

Total Other Income

	Six months ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Total other income	$2,038	$8,759	$(6,721)	(77)%

Total other income for the six months ended June 30, 2025, decreased by $6.7 million, or 77%, compared to the six months ended June 30, 2024. The decrease was mainly due to the loss in the equity method investment and lower rates of interest earned on cash invested in money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities.

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

Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California and office space in San Diego, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We lease approximately 3,500 square feet of office space in San Diego, California, under an agreement that expired in July 2025. The lease was not renewed upon expiration. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of each of June 30, 2025 and December 31, 2024, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease.

From time to time, we have certain purchase commitments related to our inventory management, cloud-based information systems, property and equipment maintenance and support services, and various other products and services over periods that extend beyond one year. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $1.3 million as of June 30, 2025.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(26,075)	$(20,525)
Net cash provided by investing activities	31,974	23,573
Net cash used in financing activities	(8,721)	(3,600)
Net decrease in cash, cash equivalents and restricted cash	$(2,822)	$(552)

Operating Activities

During the six months ended June 30, 2025, cash used in operating activities was $26.1 million, attributable to a net loss of $39.4 million and a net change in our operating assets and liabilities of $3.5 million, partially offset by non-cash charges of $16.8 million. Non-cash charges primarily consisted of $8.5 million of stock-based compensation, $3.4 million of loss on equity method investment, $3.1 million of depreciation and amortization, $0.8 million of net amortization of premium on available-for-sale securities, and $0.8 million of loss on disposal of property and equipment. The change in our operating assets and liabilities was primarily due to a decrease of accrued liabilities and other liabilities of $1.9 million and a decrease of accounts payable of $1.8 million.

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

Investing Activities

During the six months ended June 30, 2025, cash provided by investing activities was $32.0 million, which was attributable to the proceeds from maturities of available-for-sale securities of $133.0 million and proceeds from disposal of property and equipment of $0.4 million. This was offset by the purchases of available-for-sale securities of $100.2 million and purchases of property and equipment, primarily for laboratory equipment, of $1.2 million.

During the six months ended June 30, 2024, cash provided by investing activities was $23.6 million, which related to the proceeds from maturities of available-for-sale securities of $194.0 million. This was offset by the purchases of available-for-sale securities of $168.5 million and purchases of property and equipment, primarily for laboratory equipment, of $1.9 million.

Financing Activities

During the six months ended June 30, 2025, cash used in financing activities was $8.7 million, which was primarily attributable to the repurchases of Class A common stock under our share repurchase program of $8.1 million and the taxes withholding payments related to net settlement of restricted stock units of $0.8 million. This was partially offset by primarily the proceeds of $0.2 million from the issuance of Class A common stock in connection with the employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three and six months ended June 30, 2025, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. As of June 30, 2025, we had an accumulated deficit of $431.7 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite and related products and services, including sales and marketing, manufacturing and operations costs, and research and development efforts for products and services. These efforts may prove more costly than we currently anticipate. While we have generated product and service revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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
•
the timing and cost of, and level of investment in, research and development and commercialization activities relating to the Proteograph Product Suite, including our SP100 or SP200 automation instrument, proprietary engineered nanoparticle (NP) technology and Proteograph Analysis Suite software, which may change from time to time;
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
•
the lead time needed to procure SP100 and SP200 automation instruments from our third-party contract manufacturer;
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

The future impact of any health epidemic is highly uncertain and subject to sudden change, including changes in FDA and other regulatory policies that can materially impact our business or that of our customers and partners. This impact could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, such as the manufacturer of our SP100 and SP200 automation instruments, Hamilton Company, and could worsen over time. Any of these occurrences, and any new epidemics, could significantly harm our business, results of operations and financial condition.

Unfavorable U.S. or global economic conditions could adversely affect our ability to raise capital and our business, results of operations and financial condition.

Volatility and disruptions in the capital and credit markets could have an adverse effect on our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the Proteograph Product Suite and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy, rising inflation, rising interest rates, or bank failures could strain our customers’ budgets or cause delays in their payments to us. Additionally, there is ongoing uncertainty regarding the current administration’s economic and other policies and priorities, such as potential changes in trade restrictions or relationships, tariffs and exchange controls, and potential retaliatory tariffs by other countries. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations, and financial condition, and cause the stock price of our Class A common stock to decline.

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

We are in the early stages of our commercialization plan and our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomiQ. For the six months ended June 30, 2025, there was one customer that accounted for 10% of our revenue. For the six months ended June 30, 2024, there was one customer, PrognomiQ, that accounted for 25% of our revenue. If one or more customers, including PrognomiQ, terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 10 - Related Party Transactions to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomiQ.

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

We have limited experience producing and supplying our products, and we may be unable to consistently manufacture or source our SP100 and SP200 automation instruments and consumables to the necessary specifications or in quantities necessary to meet demand on a timely basis and at acceptable performance and cost levels.

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

As we continue to scale commercially and develop new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturer will be able to continue to manufacture our SP100 and SP200 automation instruments so that they consistently achieve the product specifications and produce results with acceptable quality. Our NPs and other consumables have a limited shelf life, after which their performance is not ensured. Shipment of defective instruments or consumables to customers may result in recalls and warranty replacements, which would increase our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any future design issues, unforeseen manufacturing problems, such as contamination of or cyber attacks on our or our manufacturers’ facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, results of operations and financial condition and could result in us or our third-party manufacturers losing International Organization for Standardization (ISO) quality management certifications. If we or our third-party manufacturers fail to obtain or maintain applicable ISO quality management certifications, customers might choose not to purchase products from us.

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

In manufacturing the Proteograph Product Suite, we depend upon third parties for the supply of our instruments and various components, many of which require a significant degree of technical expertise to produce. If our suppliers fail to produce our SP100 and SP200 automation instruments and components to specification or provide defective products to us and our quality control tests and procedures fail to detect such errors or defects, or if we or our suppliers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.

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

In August 2020, we transferred certain assets to PrognomiQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. In August 2024, the Company entered into a preferred stock purchase agreement with PrognomiQ, pursuant to which the Company purchased $10.0 million of PrognomiQ's Series D Preferred Stock. Subsequently, on July 31, 2025, the Company made an additional $1.9 million investment in the same series. As of June 30, 2025, we held approximately 25% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:

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

It is unclear how future legislation, executive orders, new regulations, and other actions by federal and state governments, including changes in the leadership of FDA and other federal agencies, will impact the industry, including our business and that of our customers. Budget cuts, layoffs at federal agencies, hiring freezes, return-to-office policies, and other measures taken by the current administration, including measures by the Department of Government Efficiency, can have a material impact on our industry, including the business of our customers and our operations. In the future, to the extent we or our partners develop any medical devices subject to FDA regulation, failure to comply with applicable regulatory requirements can result in enforcement action by the government, which may include warning letters, untitled letters, fines, injunctions, civil penalties, recall or seizure of products, among others.

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

Our owned and licensed patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents and patent applications) have been, and may be challenged at a future point in time in third-party observations, opposition, revocation, nullification, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we or our licensor initiate legal proceedings against a third party to enforce a patent covering our products or services, the defendant could counterclaim that such patent covering our products or services, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. For example, on October 7, 2024, PreOmics GmbH and Biognosys AG filed a petition for Inter Partes Review before the USPTO (Case No. IPR2024-01473), challenging the validity of select claims of U.S. Patent No. 11,435,360 (the “’360 patent”), which is exclusively licensed from The Brigham and Women’s Hospital, Inc. (BWH); and on April 17, 2025, the Patent Trial and Appeal Board (PTAB) of the USPTO instituted Inter Partes Review of certain claims. The petition alleges, among other things, the challenged claims are invalid for anticipation or obviousness over the prior art. In Germany, an anonymous third party initiated a nullity action against European Patent EP3554681 and a cancellation request against Utility Model Patent No. 202017007363 on November 18, 2024 and January 13, 2025, respectively, which patents are exclusively licensed from BWH. These actions allege, among other things, that the patents are invalid for lack of novelty and inventive step over the prior art. Furthermore, on May 27, 2025, an anonymous third party filed an Opposition to European Patent 4,056,263, which is exclusively licensed from BWH, alleging, among other things, that the patent is invalid for lack of novelty and inventive step. These proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our products, or exclude our competitor’s products. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensor, our or its patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our products, services and technologies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property, or develop or commercialize current or future products.

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

We have, and may in the future, choose to challenge, including in connection with any allegation of patent infringement by a third party, the patentability, validity or enforceability of any third-party patent that we believe may have applicability in our field, and any other third-party patent that may be asserted against us. Such challenges may be brought either in court or by requesting that the USPTO, European Patent Office, or other foreign patent offices review the patent claims, such as in an ex-parte reexamination, inter partes review, post-grant review proceeding, opposition or other comparable proceeding. However, there can be no assurance that any such challenge by us or any third party will be successful. Even if such proceedings are successful, these proceedings are expensive and may consume our time or other resources, distract our management and technical personnel, and the costs of these proceedings could be substantial. There can be no assurance that our defenses of non-infringement, invalidity or unenforceability in a court of law will succeed.

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

We may fail to satisfy one or more of the Nasdaq Global Select Market requirements for continued listing of our Class A common stock in the future. For example, on July 7, 2025, we notified The Nasdaq Stock Market LLC (Nasdaq) that following our 2025 annual meeting of stockholders, we would no longer be in compliance with the Nasdaq Listing Rule 5605(c)(2)(A), which requires that (i) the Audit Committee of the Board be composed of at least three members, and (ii) that one member of the Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5)(iii) of Regulation S-K. During such period of noncompliance, we intend to rely on the cure period provided by the Nasdaq Listing Rule 5605(c)(4)(B). We are evaluating the appropriate membership and composition of our Board and Board committees and intend to regain compliance with the Nasdaq Listing Rule 5605(c)(2)(A) prior to the expiration of the applicable cure period granted under the Nasdaq Listing Rule 5605(c)(4)(B). There can be no assurance that we will be successful in maintaining the listing of our Class A common stock on the Nasdaq Global Select Market, or, if transferred, on the Nasdaq Capital Market. The delisting of our Class A common stock from a national exchange could impair the liquidity and market price of our Class A common stock. It could also materially, adversely affect our access to the capital markets, and any limitation on market liquidity or reduction in the price of our Class A common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of July 30, 2025, the holders of our Class B common stock hold in the aggregate 43.6 % of the voting power of our capital stock, which may increase from time to time.

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

Issuer Purchases of Equity Securities

The following table represents a month-to-month summary of information with respect to purchases of common stock made during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - April 30	506,139	$1.83	506,139	$11,653
May 1 - May 31	3,284,871	$1.93	3,284,871	$5,314
June 1 - June 30	83,476	$1.99	83,476	$5,148
Total	3,874,486	$1.92	3,874,486

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

SEER, INC.

Date: August 6, 2025	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ David R. Horn
David R. Horn
President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)