Form 10-Q
period 2025-09-30
Seer, Inc.
filed 2025-11-06
CIK 1726445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, the registrant had 51,761,273 shares of Class A common stock, $0.00001 par value per share, and 4,026,571 of Class B common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SEER, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$44,973	$40,753
Short-term investments	154,262	195,657
Accounts receivable, net	3,502	3,997
Related party receivables	300	379
Other receivables	1,355	1,853
Inventory	8,126	7,436
Prepaid expenses and other current assets	1,845	3,248
Total current assets	214,363	253,323
Long-term investments	51,950	63,103
Operating lease right-of-use assets	21,077	22,791
Property and equipment, net	15,474	18,575
Restricted cash	524	524
Other assets	5,220	8,281
Total assets	$308,608	$366,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,261	$4,621
Accrued expenses	7,770	7,937
Deferred revenue	486	408
Operating lease liabilities, current	2,507	2,312
Other current liabilities	18	50
Total current liabilities	15,042	15,328
Operating lease liabilities, net of current portion	21,742	23,652
Other noncurrent liabilities	10	48
Total liabilities	36,794	39,028
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of September 30, 2025 and December 31, 2024; zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 51,759,773 and 55,083,123 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value; 6,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 4,026,571 and 4,044,969 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	721,360	719,804
Accumulated other comprehensive gain	431	136
Accumulated deficit	(449,978)	(392,372)
Total stockholders’ equity	271,814	327,569
Total liabilities and stockholders’ equity	$308,608	$366,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product	$2,756	$2,915	$8,372	$6,344
Service	913	661	2,913	1,751
Related party	300	366	761	1,903
Other	152	90	331	172
Total revenue	4,121	4,032	12,377	10,170
Cost of revenue:
Product	1,327	1,510	3,868	3,202
Service	335	268	1,261	899
Related party	85	183	224	651
Other	264	133	742	388
Total cost of revenue	2,011	2,094	6,095	5,140
Gross profit	2,110	1,938	6,282	5,030
Operating expenses:
Research and development	10,797	12,967	34,132	37,966
Selling, general and administrative	10,659	13,296	32,757	43,677
Total operating expenses	21,456	26,263	66,889	81,643
Loss from operations	(19,346)	(24,325)	(60,607)	(76,613)
Other income (expense):
Interest income	2,765	4,082	8,974	13,101
Loss on equity method investment	(1,419)	(861)	(4,835)	(861)
Other expense	(210)	(224)	(965)	(484)
Total other income	1,136	2,997	3,174	11,756
Loss before provision for income taxes	(18,210)	(21,328)	(57,433)	(64,857)
Provision for income taxes	24	—	173	—
Net loss	$(18,234)	$(21,328)	$(57,606)	$(64,857)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	124	1,415	295	981
Comprehensive loss	$(18,110)	$(19,913)	$(57,311)	$(63,876)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.32)	$(0.35)	$(0.99)	$(1.02)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	56,312,290	61,186,324	57,928,898	63,441,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Gain	Total
Balance at December 31, 2024	59,128,092	$1	$719,804	$(392,372)	$136	$327,569
Issuance of Class A common stock from release of restricted stock units, net of shares settled for tax withholding	653,943	—	(827)	—	—	(827)
Repurchases of Class A common stock under share repurchase program	(352,000)	—	(675)	—	—	(675)
Stock-based compensation	—	—	4,718	—	—	4,718
Other comprehensive gain	—	—	—	—	169	169
Net loss	—	—	—	(19,948)	—	(19,948)
Balance at March 31, 2025	59,430,035	1	723,020	(412,320)	305	311,006
Issuance of Class A common stock from exercise of options and release of restricted stock units	653,506	—	23	—	—	23
Repurchases of Class A common stock under share repurchase program	(3,874,486)	—	(7,453)	—	—	(7,453)
Issuance of Class A common stock in connection with employee stock purchase plan	119,484	—	211	—	—	211
Stock-based compensation	—	—	3,927	—	—	3,927
Other comprehensive gain	—	—	—	—	2	2
Net loss	—	—	—	(19,424)	—	(19,424)
Balance at June 30, 2025	56,328,539	1	719,728	(431,744)	307	288,292
Issuance of Class A common stock from exercise of options and release of restricted stock units	464,205	—	23	—	—	23
Repurchases of Class A common stock under share repurchase program	(1,006,400)	—	(2,013)	—	—	(2,013)
Stock-based compensation	—	—	3,622	—	—	3,622
Other comprehensive gain	—	—	—	—	124	124
Net loss	—	—	—	(18,234)	—	(18,234)
Balance at September 30, 2025	55,786,344	$1	$721,360	$(449,978)	$431	$271,814

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

SEER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(57,606)	$(64,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,128	21,768
Depreciation and amortization	4,597	4,568
Loss on disposal of property and equipment	986	270
Net amortization of premium on available-for-sale securities	1,466	2,559
Provision for inventory excess and obsolescence	87	127
Non-cash operating lease expense	(1)	72
Loss on equity method investment	4,835	861
Changes in operating assets and liabilities:
Accounts receivable, net	1,072	266
Prepaid expenses and other assets	1,575	226
Inventory	(2,424)	(1,977)
Accounts payable	(200)	(327)
Deferred revenue	78	148
Accrued liabilities and other liabilities	(234)	1,644
Net cash used in operating activities	(33,641)	(34,652)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,505)	(4,120)
Proceeds from disposal of property and equipment	646	—
Purchases of available-for-sale securities	(145,805)	(209,214)
Proceeds from maturities of available-for-sale securities	197,181	273,346
Purchase of equity security	(1,945)	(10,000)
Net cash provided by investing activities	48,572	50,012
FINANCING ACTIVITIES
Proceeds from exercise of Class A common stock options	46	—
Repurchases of Class A common stock under share repurchase program	(10,141)	(10,384)
Taxes paid related to net settlement of restricted stock units	(827)	—
Proceeds from issuance of Class A common stock in connection with employee stock purchase plan	211	147
Net cash used in financing activities	(10,711)	(10,237)
Net increase in cash, cash equivalents and restricted cash	4,220	5,123
Cash, cash equivalents and restricted cash, beginning of period	41,277	33,023
Cash, cash equivalents and restricted cash, end of period	$45,497	$38,146

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Capitalized stock-based compensation related to internal-use software development	$139	$164
Property and equipment purchases included in accounts payable and accrued expenses	$85	$47
Inventory transferred to property and equipment	$1,647	$—
Property and equipment transferred to inventory	$—	$594

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

Liquidity

The Company has incurred significant losses and has had negative cash flows from operations since inception. As of September 30, 2025, the Company had cash and cash equivalents and investments of $251.2 million and an accumulated deficit of $450.0 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of September 30, 2025 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

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

For the three months ended September 30, 2025, the Company recognized revenue from two customers, that accounted for 15% and 10% of the Company's total revenue. For the nine months ended September 30, 2025, no single customer accounted for 10% or more of the Company's total revenue. For the three and nine months ended September 30, 2024, the Company recognized revenue from a related party that accounted for 14% and 20%, respectively, of the Company’s total revenue.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025, 48% and 39%, respectively, of the Company's total revenue, was generated outside of the United States, primarily from countries in Asia and Europe. For the three and nine months ended September 30, 2024, 29% and 32%, respectively, of the Company's total revenue, was generated outside of the United States, primarily from countries in Asia and Europe.

As of September 30, 2025, there were two customers, which represented 16% and 11% of the Company's total accounts receivable balance. As of December 31, 2024, no single customer accounted for 10% or more of the total accounts receivable balance, including related party receivables.

Significant Accounting Policies

There have been no material changes to the significant accounting policies as of and for the three and nine months ended September 30, 2025, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation and immediate deduction of domestic research and development costs, among other tax changes. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. The Company evaluated the potential impact of the OBBBA legislation on its financial position, results of operations and cash flows. However, due to the Company’s valuation allowance position on its deferred tax assets, the OBBBA did not have a material impact on the Company’s effective tax rate or cash flow in the current fiscal year.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the total amount presented in the unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$44,973	$37,622
Restricted cash	524	524
Total cash, cash equivalents and restricted cash	$45,497	$38,146

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The update is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, on a prospective basis, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

3.
FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$39,847	$—	$—	$39,847
Commercial paper	—	2,992	—	2,992
Total cash equivalents	39,847	2,992	—	42,839
Investments:
U.S. Treasury securities	—	88,030	—	88,030
Commercial paper	—	17,139	—	17,139
Corporate debt securities	—	101,043	—	101,043
Total investments	—	206,212	—	206,212
Total assets measured at fair value	$39,847	$209,204	$—	$249,051

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$36,097	$—	$—	$36,097
Commercial paper	—	4,191	—	4,191
Total cash equivalents	36,097	4,191	—	40,288
Investments:
U.S. Treasury securities	—	150,116	—	150,116
Commercial paper	—	12,239	—	12,239
Corporate debt securities	—	96,405	—	96,405
Total investments	—	258,760	—	258,760
Total assets measured at fair value	$36,097	$262,951	$—	$299,048

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

The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	September 30, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$39,847	$—	$—	$39,847
Commercial paper	2,992	—	—	2,992
Total cash equivalents	42,839	—	—	42,839
Investments:
U.S. Treasury securities	87,809	222	(1)	88,030
Commercial paper	17,123	16	—	17,139
Corporate debt securities	100,849	203	(9)	101,043
Total investments	205,781	441	(10)	206,212
Total assets measured at fair value	$248,620	$441	$(10)	$249,051

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$36,097	$—	$—	$36,097
Commercial paper	4,191	—	—	4,191
Total cash equivalents	40,288	—	—	40,288
Investments:
U.S. Treasury securities	150,095	121	(100)	150,116
Commercial paper	12,227	12	—	12,239
Corporate debt securities	96,302	209	(106)	96,405
Total investments	258,624	342	(206)	258,760
Total assets measured at fair value	$298,912	$342	$(206)	$299,048

As of September 30, 2025 and December 31, 2024, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. As of September 30, 2025, the Company does not have investments that have been in a continuous unrealized loss position for twelve months or longer. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or until the recovery of the amortized cost basis of the investment. To date, the Company has not recorded any credit loss charges on marketable securities related to other-than-temporary declines in market value. As of September 30, 2025, $52.0 million of available-for-sale investments had remaining maturities primarily between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of September 30, 2025 and December 31, 2024, the Company recorded $1.4 million and $1.9 million, respectively, of accrued interest related to its available-for-sale investments and is presented as other receivables on the unaudited condensed consolidated balance sheets.

4.
OTHER FINANCIAL STATEMENT INFORMATION

Inventory

Inventory consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$3,305	$3,164
Work-in-progress	80	76
Finished goods	4,741	4,196
Total inventory	$8,126	$7,436

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Laboratory equipment	$26,494	$28,723
Computer equipment and software	3,128	1,984
Furniture and fixtures	681	681
Leasehold improvements	3,626	3,577
Construction-in-progress	84	424
Property and equipment	34,013	35,389
Less: accumulated depreciation and amortization	(18,539)	(16,814)
Total property and equipment, net	$15,474	$18,575

For the three and nine months ended September 30, 2025, the Company recognized depreciation and amortization expense of $1.5 million and $4.6 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized depreciation and amortization expense of $1.6 million and $4.6 million, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$6,041	$5,972
Accrued professional services	604	320
Accrued taxes	213	471
Other	912	1,174
Total accrued expenses	$7,770	$7,937

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

Deferred revenue activities consist of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024
Deferred revenue, current and noncurrent, as of the beginning of period	$456	$270
Additions	637	523
Revenue recognized	(597)	(380)
Deferred revenue, current and noncurrent, as of the end of period	$496	$413

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The transaction price allocated to remaining performance obligations relates to amounts allocated to products, services and lease arrangements for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations that will be satisfied and recognized as revenue in future periods. As of September 30, 2025, the Company had $0.5 million of remaining performance obligations, of which 85% is expected to be recognized within twelve months.

6. CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2025, the Company is authorized to issue 105,000,000 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 6,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.

Class A and Class B common stock have a par value of $0.00001 per share. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Class B common shares are convertible to Class A common shares at any time at the option of the holder on a one-for-one basis. The Class B common stock is set to automatically convert into Class A common stock on December 9, 2025. On October 10, 2025, the Company filed a preliminary proxy statement with the SEC to seek stockholder approval of a proposed amendment to the Company's certificate of incorporation that would extend the automatic conversion date of the Class B common stock to December 9, 2030. On November 5, 2025, the Company determined to not pursue this action further and allow the Class B common stock to automatically convert into Class A common stock pursuant to the Company’s current certificate of incorporation, due to being informed by Nasdaq of its position, in a departure from recent precedent and related guidance, that the proposed amendment would violate Nasdaq’s listing standards. Holders of common stock are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Share Repurchase Program

The following table summarizes the Company's share repurchase activity under the Share Repurchase Program for the period indicated (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of shares repurchased	1,006,400	3,710,180	5,232,886	5,739,609
Total cost (1)	$2,013	$6,637	$10,141	$10,385
Average per share cost (2)	$1.99	$1.78	$1.93	$1.80
(1)
Includes broker commissions and excludes excise tax.
(2)
Average price paid per share is calculated on a settlement basis and excludes broker commissions and excise tax.

As of September 30, 2025, the Company has a total of $3.1 million, excluding broker commissions and excise tax, available under the current authorization for additional share repurchases.

7.
EQUITY INCENTIVE PLANS

As of September 30, 2025, there are 17,785,881 shares of Class A common stock reserved for issuance under the 2020 Equity Incentive Plan, 3,183,434 shares of which are available for issuance in connection with grants of future awards.

Stock Options

Stock option activity for the nine months ended September 30, 2025 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2024	13,198,232	$2.86
Options granted	937,366	2.18
Options exercised	(22,717)	2.03
Options forfeited	(578,011)	6.67
Balance at September 30, 2025	13,534,870	$2.74
Vested and exercisable, September 30, 2025	8,272,121	$3.18

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	4,450,441	$4.26
Granted	1,298,983	2.29
Vested	(2,108,601)	5.41
Forfeited	(369,484)	2.89
Balance at September 30, 2025	3,271,339	$2.89

In connection with the vesting of restricted stock units, the Company withheld shares of Class A common stock to satisfy tax withholding and remittance obligations. As of September 30, 2025, the Company withheld 359,664 shares of Class A common stock, which were retired, for $0.8 million.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Employee Stock Purchase Plan

A total of 2,138,712 shares of Class A common stock are reserved for issuance under the employee stock purchase plan (ESPP) as of September 30, 2025. During the nine months ended September 30, 2025, 119,484 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$116	$402	$374	$1,189
Research and development	1,360	2,127	4,809	6,381
Selling, general and administrative	2,117	3,994	6,945	14,198
Total stock-based compensation	$3,593	$6,523	$12,128	$21,768

8.
LEASES

As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end in September 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of September 30, 2025 and December 31, 2024, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease.

The components of lease expense and supplemental information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$959	$1,025	$2,877	$3,101
Variable lease costs	229	298	693	761
Short-term lease costs	26	14	122	26
Total lease costs	$1,214	$1,337	$3,692	$3,888

	Nine Months Ended September 30,
	2025	2024
Weighted-average remaining lease term (in years)	7.0	8.0
Weighted-average incremental borrowing rate	6.2%	6.2%

Variable lease costs primarily consist of common area maintenance.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$2,878	$3,029

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2025, future minimum commitments under the Company’s non-cancelable facility operating leases are as follows (in thousands):

Years ending December 31,
2025 (remaining three months)	$968
2026	3,957
2027	4,072
2028	4,191
2029	4,312
Thereafter	12,562
Total undiscounted future minimum lease payments	30,062
Present value adjustment for minimum lease commitments	(5,813)
Total operating lease liabilities	$24,249

9.
COMMITMENTS AND CONTINGENCIES

Purchase Commitments and Obligations

From time to time, the Company has certain purchase commitments related to its inventory management, cloud-based information systems, property and equipment maintenance and support services, and various other products and services over periods that extend beyond one year. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or are subject to change. These outstanding commitments amounted to $0.4 million and $4.5 million as of September 30, 2025 and December 31, 2024, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2025 and December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

10.
RELATED PARTY TRANSACTIONS

PrognomiQ, Inc. (PrognomiQ) constitutes a related party and, as of September 30, 2025 and December 31, 2024, the Company recorded $0.3 million and $0.4 million in related party receivables, respectively, on the condensed consolidated balance sheets mainly due from product sales and services revenue. For the three and nine months ended September 30, 2025, the Company recognized revenue of $0.3 million and $0.8 million, respectively, primarily from services. For the three and nine months ended September 30, 2024, the Company recognized revenue of $0.5 million and $2.0 million, respectively, of which $0.4 million and $1.6 million, respectively, were from product sales. This is presented as related party revenue on the unaudited condensed consolidated statements of operations and comprehensive loss.

On August 12, 2024, the Company entered into a preferred stock purchase agreement with PrognomiQ, pursuant to which the Company purchased $10.0 million of PrognomiQ's Series D Preferred Stock. Subsequently, on July 31, 2025, the Company made an additional $1.9 million investment in the same series. The investment is accounted for as an equity security in accordance with ASC 321.

As of September 30, 2025, the carrying value of the investment was $4.5 million and is included in other assets on the unaudited condensed consolidated balance sheets. The carrying value is adjusted to the Company's share in loss in the equity method investment. There were no impairment and recognized gains or losses to the carrying value for the three and nine months ended September 30, 2025.

11.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(18,234)	$(21,328)	$(57,606)	$(64,857)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	56,312,290	61,186,324	57,928,898	63,441,333
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.32)	$(0.35)	$(0.99)	$(1.02)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	September 30,
	2025	2024
Class A common stock options issued and outstanding	13,534,870	13,811,855
Restricted stock units	3,271,339	4,803,686
Estimated ESPP shares to be issued	133,683	—
Total	16,939,892	18,615,541

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

12.
SEGMENT REPORTING

The following table sets forth information on segment net loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$4,121	$4,032	$12,377	$10,170
Cost of revenue	2,011	2,094	6,095	5,140
Gross profit	2,110	1,938	6,282	5,030
Operating expenses:
Compensation expenses	8,626	9,170	27,388	28,294
Stock-based compensation	3,593	6,523	12,128	21,767
Professional expenses	3,542	3,568	9,712	11,571
Business expenses	2,187	2,498	6,860	7,447
Facility expenses	1,532	1,650	4,588	4,874
Depreciation and amortization	1,209	1,476	3,960	4,370
Other (1)	767	1,378	2,253	3,320
Total operating expenses	21,456	26,263	66,889	81,643

Interest income	2,765	4,082	8,974	13,101
Loss on equity method investment	(1,419)	(861)	(4,835)	(861)
Other expense	(210)	(224)	(965)	(484)
Provision for income taxes	24	—	173	—
Net loss	$(18,234)	$(21,328)	$(57,606)	$(64,857)
(1)
Other includes laboratory expenses, travel expenses, and allocated costs.

As of September 30, 2025, long-lived assets were primarily located in the United States.

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

During the nine months ended September 30, 2025 and 2024, we incurred a net loss of $57.6 million and $64.9 million and used $33.6 million and $34.7 million of cash in operations, respectively. As of September 30, 2025, we had an accumulated deficit of $450.0 million, and cash, cash equivalents, and investments of $251.2 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three months ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
Product	$2,756	$2,915	$(159)	(5)%
Service	913	661	252	38%
Related party	300	366	(66)	(18)%
Other	152	90	62	69%
Total revenue	4,121	4,032	89	2%
Cost of revenue:
Product	1,327	1,510	(183)	(12)%
Service	335	268	67	25%
Related party	85	183	(98)	(54)%
Other	264	133	131	98%
Total cost of revenue	2,011	2,094	(83)	(4)%
Gross profit	2,110	1,938	172	9%
Operating expenses:
Research and development	10,797	12,967	(2,170)	(17)%
Selling, general and administrative	10,659	13,296	(2,637)	(20)%
Total operating expenses	21,456	26,263	(4,807)	(18)%
Loss from operations	(19,346)	(24,325)	4,979	(20)%
Other income (expense):
Interest income	2,765	4,082	(1,317)	(32)%
Loss on equity method investment	(1,419)	(861)	(558)	65%
Other expense	(210)	(224)	14	(6)%
Total other income	1,136	2,997	(1,861)	(62)%
Loss before provision for income taxes	(18,210)	(21,328)	3,118	(15)%
Provision for income taxes	24	—	24	100%
Net loss	$(18,234)	$(21,328)	$3,094	(15)%

Revenue

	Three months ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$4,121	$4,032	$89	2%

Revenue remained flat during the three months ended September 30, 2025.

Cost of Revenue

	Three months ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$2,011	$2,094	$(83)	(4)%

Cost of revenue remained flat during the three months ended September 30, 2025.

Research and Development

	Three months ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$10,797	$12,967	$(2,170)	(17)%

Research and development expenses for the three months ended September 30, 2025, decreased by $2.2 million, or 17%, compared to the three months ended September 30, 2024. The decrease was primarily due to a $0.8 million decrease in stock-based compensation, a $0.8 million decrease in allocated costs, a $0.3 million decrease in laboratory expenses and a $0.2 million decrease in depreciation of laboratory equipment.

Selling, General and Administrative

	Three months ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Selling, general and administrative	$10,659	$13,296	$(2,637)	(20)%

Selling, general and administrative expenses for the three months ended September 30, 2025, decreased by $2.6 million, or 20%, compared to the three months ended September 30, 2024. The decrease was primarily due to a $1.9 million decrease in stock-based compensation and a $0.3 million decrease in business expenses.

Total Other Income

	Three months ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Total other income	$1,136	$2,997	$(1,861)	(62)%

Total other income for the three months ended September 30, 2025, decreased by $1.9 million, or 62%, compared to the three months ended September 30, 2024. The decrease was mainly due to the loss in the equity method investment and lower rates of interest earned on cash invested in money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities.

Comparisons of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Nine months ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
Product	$8,372	$6,344	$2,028	32%
Service	2,913	1,751	1,162	66%
Related party	761	1,903	(1,142)	(60)%
Other	331	172	159	92%
Total revenue	12,377	10,170	2,207	22%
Cost of revenue:
Product	3,868	3,202	666	21%
Service	1,261	899	362	40%
Related party	224	651	(427)	(66)%
Other	742	388	354	91%
Total cost of revenue	6,095	5,140	955	19%
Gross profit	6,282	5,030	1,252	25%
Operating expenses:
Research and development	34,132	37,966	(3,834)	(10)%
Selling, general and administrative	32,757	43,677	(10,920)	(25)%
Total operating expenses	66,889	81,643	(14,754)	(18)%
Loss from operations	(60,607)	(76,613)	16,006	(21)%
Other income (expense):
Interest income	8,974	13,101	(4,127)	(32)%
Loss on equity method investment	(4,835)	(861)	(3,974)	462%
Other expense	(965)	(484)	(481)	99%
Total other income	3,174	11,756	(8,582)	(73)%
Loss before provision for income taxes	(57,433)	(64,857)	7,424	(11)%
Provision for income taxes	173	—	173	100%
Net loss	$(57,606)	$(64,857)	$7,251	(11)%

Revenue

	Nine months ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$12,377	$10,170	$2,207	22%

Revenue for the nine months ended September 30, 2025, increased by $2.2 million, or 22%, compared to the nine months ended September 30, 2024. The increase was due to higher product sales and service revenue during the period.

Cost of Revenue

	Nine months ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$6,095	$5,140	$955	19%

Cost of revenue for the nine months ended September 30, 2025, increased by $1.0 million, or 19%, compared to the nine months ended September 30, 2024. The increase was primarily due to higher volume from consumables sales and increase in service revenue.

Research and Development

	Nine months ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$34,132	$37,966	$(3,834)	(10)%

Research and development expenses for the nine months ended September 30, 2025, decreased by $3.8 million, or 10%, compared to the nine months ended September 30, 2024. The decrease was primarily due to a $1.9 million decrease in allocated costs, a $1.6 million decrease in stock-based compensation, a $0.4 million decrease in laboratory expenses, and a $0.3 million decrease in depreciation of laboratory equipment. The decrease is offset by a $0.4 million increase in employee compensation costs.

Selling, General and Administrative

	Nine months ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Selling, general and administrative	$32,757	$43,677	$(10,920)	(25)%

Selling, general and administrative expenses for the nine months ended September 30, 2025, decreased by $10.9 million, or 25%, compared to the nine months ended September 30, 2024. The decrease was primarily due to a $7.3 million decrease in stock-based compensation, a $1.8 million decrease in professional services, a $0.7 million decrease in allocated costs, a $0.4 million decrease in business expenses, a $0.3 million decrease in facility expenses, and a $0.3 million decrease in travel expenses.

Total Other Income

	Nine months ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Total other income	$3,174	$11,756	$(8,582)	(73)%

Total other income for the nine months ended September 30, 2025, decreased by $8.6 million, or 73%, compared to the nine months ended September 30, 2024. The decrease was mainly due to the loss in the equity method investment, lower rates of interest earned on cash invested in money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities and loss on asset disposals.

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

Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California and office space in San Diego, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of each of September 30, 2025 and December 31, 2024, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease.

From time to time, we have certain purchase commitments related to our inventory management, cloud-based information systems, property and equipment maintenance and support services, and various other products and services over periods that extend beyond one year. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $0.4 million as of September 30, 2025.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(33,641)	$(34,652)
Net cash provided by investing activities	48,572	50,012
Net cash used in financing activities	(10,711)	(10,237)
Net increase in cash, cash equivalents and restricted cash	$4,220	$5,123

Operating Activities

During the nine months ended September 30, 2025, cash used in operating activities was $33.6 million, primarily attributable to a net loss of $57.6 million and partially offset by non-cash charges of $24.1 million. Non-cash charges primarily consisted of $12.1 million of stock-based compensation, $4.6 million of depreciation and amortization, $4.8 million of loss on equity method investment, $1.5 million of net amortization of premium on available-for-sale securities, and $1.0 million of loss on disposal of property and equipment.

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

Investing Activities

During the nine months ended September 30, 2025, cash provided by investing activities was $48.6 million, which was attributable to the proceeds from maturities of available-for-sale securities of $197.2 million and proceeds from disposal of property and equipment of $0.6 million. This was offset by the purchases of available-for-sale securities of $145.8 million, purchase of investment in equity security of $1.9 million, and purchases of property and equipment, primarily for laboratory equipment, of $1.5 million.

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

Financing Activities

During the nine months ended September 30, 2025, cash used in financing activities was $10.7 million, which was primarily attributable to the repurchases of Class A common stock under our share repurchase program of $10.1 million and the taxes withholding payments related to net settlement of restricted stock units of $0.8 million. This was partially offset by primarily the proceeds of $0.2 million from the issuance of Class A common stock in connection with the employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three and nine months ended September 30, 2025, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. As of September 30, 2025, we had an accumulated deficit of $450.0 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite and related products and services, including sales and marketing, manufacturing and operations costs, and research and development efforts for products and services. These efforts may prove more costly than we currently anticipate. While we have generated product and service revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

The market for proteomics and genomics technologies and products is evolving, making it difficult to predict with any accuracy the size of the markets for our current and future products, including the Proteograph Product Suite. Our estimates of the total addressable market for our current and future products are based on a number of internal and third-party estimates and assumptions. In particular, our estimates are based on our expectations that researchers in the market for certain life sciences research tools and technologies will view our products as competitive alternatives to, or better options than, existing tools and technologies. We also expect researchers will recognize the ability of our products to complement, enhance and enable new applications of their current tools and technologies. We expect them to recognize the value proposition offered by our products, enough to purchase our products in addition to the tools and technologies they already own. Underlying each of these expectations are a number of estimates and assumptions that may be incorrect, including the assumptions that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products and that researchers have sufficient samples and an unmet need for performing proteomics studies at scale across thousands of samples. In addition, sales of new products and services into new market opportunities may take years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. New life sciences technology may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new markets and new products and services are even more difficult to predict. Our product is an innovative new product, and while we draw comparisons between the evolution and growth of the genomics and proteomics markets, the proteomics market may develop more slowly or differently, including as a result of the impact of artificial intelligence (AI). In addition, the Proteograph Product Suite may not impact the field of proteomics in the same manner or degree, or within the same time frame, that NGS technologies have impacted the field of genomics, or at all. While we believe our assumptions and the data underlying our estimates of the total addressable market for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the total addressable market for our products may be incorrect.

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

Our continued growth and ability to successfully transition from a company primarily focused on development to commercialization depends, in part, on attracting, retaining and motivating qualified personnel, including highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. New hires typically require significant training and, in many cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business. In addition, competition for qualified personnel is intense, particularly in the San Francisco Bay Area. We compete for qualified scientific and information technology personnel with other life science and information technology companies as well as academic institutions and research institutions. Some of our scientific personnel are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. Due to the competition for qualified personnel in the San Francisco Bay Area, we expect to continue to utilize foreign nationals to fill part of our recruiting needs. As a result, changes to United States immigration policies, including with respect to H-1B visas, could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel.

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

We expect that we will generate substantially all of our revenue from the sale of the Proteograph Product Suite and associated consumables and services for the foreseeable future. There can be no assurance that we will be able to successfully broadly commercialize the Proteograph solution, design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for life sciences research tools, generally, and in proteomics and genomics technologies, specifically, including as a result of AI, we will be expected to upgrade or adapt the Proteograph solution to keep up with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that the Proteograph Product Suite will increase study sizes for our future customers and their associated purchases of our consumables. If sales of our instruments fail to materialize, or our assumptions about study sizes or customer purchases of our consumables, so will the related consumable sales and associated revenue.

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

We are in the early stages of our commercialization plan and our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomiQ. For the nine months ended September 30, 2025, no single customer accounted for 10% or more of our revenue. For the nine months ended September 30, 2024, there was one customer, PrognomiQ, that accounted for 20% of our revenue. If one or more customers, including PrognomiQ, terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 10 - Related Party Transactions to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomiQ.

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

We have and will continue to spend significant amounts of effort continuing to develop our software to meet our customers’ and potential customers’ evolving needs, including as a result of AI. There is no assurance that the development or deployment of our software will be compelling to our customers or function correctly. In addition, we may experience delays in our release dates of our software, and there can be no assurance that our software will be released according to schedule. If our software development and deployment plan, which may include participation from third party vendors and licensors, does not accurately anticipate customer demands, or if we fail to develop our software in a manner that satisfies customer preferences in a timely and cost-effective manner, the Proteograph Product Suite may fail to gain market acceptance or function correctly. The occurrence of any one or more of the foregoing could negatively affect our business, financial condition, and results of operations.

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

We cannot assure you that our products will compete favorably or that we will be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors, companies entering our markets or developed by our customers internally. In addition, we cannot assure you that our competitors do not have or will not develop products or technologies, including through the use of AI, that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours or that are able to run comparable experiments at a lower total experiment cost. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

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

In August 2020, we transferred certain assets to PrognomiQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. In August 2024, the Company entered into a preferred stock purchase agreement with PrognomiQ, pursuant to which the Company purchased $10.0 million of PrognomiQ's Series D Preferred Stock. Subsequently, on July 31, 2025, the Company made an additional $1.9 million investment in the same series. As of September 30, 2025, we held approximately 24% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:

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

Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In May 2024, the FDA published a final rule to regulate LDTs, which was vacated by the Texas district court in March 2025, clarifying that, while the FDA has jurisdiction to regulate diagnostic products, or tangible goods, the FDA does not have authority to regulate professional services performed by CLIA certified laboratories and regulated professionals. In June 2024, the U.S. Supreme Court overruled the case that established the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge the LDT final rule and other rules and policies of the FDA. We cannot predict the outcome of these judicial challenges or how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business. Changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our products, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. There is significant uncertainty in the life sciences industry due to the current government shutdown, layoffs and staff departures at the federal agencies, like the FDA, tariffs, and funding cuts for research, which can have a material effect on the operations of our customers and their demand for our products. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, privacy and security laws, Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.

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

It is unclear how future legislation, executive orders, new regulations, and other actions by federal and state governments, including changes in the leadership of FDA and other federal agencies, will impact the industry, including our business and that of our customers. Budget cuts to research and at federal agencies, layoffs at federal agencies, hiring freezes, return-to-office policies, the current government shutdown, lapse in government appropriations and other measures taken by the current administration, including measures by the Department of Government Efficiency, can have a material impact on our industry, including the business of our customers and our operations. In the future, to the extent we or our partners develop any medical devices subject to FDA regulation, failure to comply with applicable regulatory requirements can result in enforcement action by the government, which may include warning letters, untitled letters, fines, injunctions, civil penalties, recall or seizure of products, among others.

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

In addition, the patent position of life sciences technology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged, narrowed and invalidated by third parties. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. It is possible that third parties will design around our current or future patents such that we cannot prevent such third parties from using similar technologies and commercializing similar products or services to compete with us. Some of our owned or licensed patents or patent applications may be challenged at a future point in time and we may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the narrowing, unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation or other proceedings can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, regardless of success, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

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

We may fail to satisfy one or more of the Nasdaq Global Select Market requirements for continued listing of our Class A common stock in the future. For example, on July 7, 2025, we notified The Nasdaq Stock Market LLC (Nasdaq) that following our 2025 annual meeting of stockholders, we would no longer be in compliance with the Nasdaq Listing Rule 5605(c)(2)(A), which requires that (i) the Audit Committee of the Board be composed of at least three members, and (ii) that one member of the Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5)(iii) of Regulation S-K. During such period of noncompliance, we relied on the cure period provided by the Nasdaq Listing Rule 5605(c)(4)(B). On September 2, 2025, the Board appointed Isaac Ro to serve on the Audit Committee and determined that he met the requirements to qualify as the “audit committee financial expert” under Item 407(d)(5)(ii) of Regulation S-K. We believe that Mr. Ro’s appointment resolved any potential non-compliance with the applicable Nasdaq Listing Rules. There can be no assurance that we will be successful in maintaining the listing of our Class A common stock on the Nasdaq Global Select Market, or, if transferred, on the Nasdaq Capital Market. The delisting of our Class A common stock from a national exchange could impair the liquidity and market price of our Class A common stock. It could also materially, adversely affect our access to the capital markets, and any limitation on market liquidity or reduction in the price of our Class A common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. Our Class B common stock is held by our founders and early investors. As of October 31, 2025, the holders of our Class B common stock hold in the aggregate 43.8 % of the voting power of our capital stock, which may increase from time to time.

As a result, the holders of our Class B common stock collectively will continue to control a significant amount of the combined voting power of our common stock and therefore may be able to control matters submitted to our stockholders for approval. This control will limit to the stockholders’ influence over corporate matters for approximately five years following our initial public offering, including the election of directors, amendments of our organizational documents and any sale of the company or other major corporate transaction requiring stockholder approval. This may prevent or discourage unsolicited proposals to acquire the company. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes where sole dispositive power and exclusive voting control with respect to the shares of Class B common stock is retained by the transferring holder. The Class B common stock is set to automatically convert into Class A common stock on December 9, 2025. On October 10, 2025, the Company filed a preliminary proxy statement with the SEC to seek stockholder approval of a proposed amendment to the Company's certificate of incorporation that would extend the automatic conversion date of the Class B common stock to December 9, 2030. On November 5, 2025, the Company determined to not pursue this action further and allow the Class B common stock to automatically convert into Class A common stock pursuant to the Company’s current certificate of incorporation, due to being informed by Nasdaq of its position, in a departure from recent precedent and related guidance, that the proposed amendment would violate Nasdaq’s listing standards. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares over the long term.

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

Issuer Purchases of Equity Securities

The following table represents a month-to-month summary of information with respect to purchases of Class A common stock made during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 - July 31	—	$—	—	$5,148
August 1 - August 31	6,400	$1.99	6,400	$5,135
September 1 - September 30	1,000,000	$1.99	1,000,000	$3,145
Total	1,006,400	$1.99	1,006,400

(1)
All shares of Class A common stock were retired upon repurchase.
(2)
Average price paid per share is calculated on a settlement basis and excludes broker commissions and excise tax.
(3)
On May 3, 2024, the Company’s Board of Directors approved the Share Repurchase Program under which the Company is authorized to purchase up to $25.0 million of its issued and outstanding Class A common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 8, 2025, Deep Nishar, a member of the Board of Directors of the Company, entered into a Rule 10b5-1 trading plan. Mr. Nishar’s plan provides for the sale from time to time of an aggregate of up to 15,831 shares of Class A common stock. The trading plan will expire on July 31, 2026, or earlier if all transactions under the trading plan are completed. Mr. Nishar’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

Other than as disclosed above, no other director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during the quarter ended September 30, 2025.

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

SEER, INC.

Date: November 6, 2025	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ David R. Horn
David R. Horn
President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)