Form 10-K
period 2025-12-31
Seer, Inc.
filed 2026-03-02
CIK 1726445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2025, was approximately $113.8 million.

As of February 23, 2026, the registrant had 56,420,772 shares of Class A common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

PART I.

Item 1. Business

Overview

Our mission is to imagine and pioneer new ways to decode the biology of the proteome to improve human health. Through our product, the Proteograph® Product Suite (Proteograph), we provide researchers with unbiased, deep, rapid and large-scale access to the proteome, enabling biological discovery that has historically been impractical. With our pioneering proprietary engineered nanoparticle (NP) technology and the Proteograph Product Suite, we provide the most complete, precise, and scalable platform for deep, unbiased proteomics to power population-scale studies and data-driven biology.

Proteins are the functional drivers of biology and the primary targets of most approved drugs. Unlike DNA, which is largely static over an individual’s lifetime, the proteome is dynamic, reflecting real-time biological processes, disease states, and responses to therapeutic intervention. However, the molecular diversity of the proteome, arising from transcription, RNA processing, translation, post-translational modifications (PTMs), and protein–protein interactions, has historically limited researchers’ ability to comprehensively characterize protein biology at scale. Traditional proteomic approaches have forced researchers to choose between depth and throughput: unbiased methods that lack scalability, or scalable methods that are targeted, epitope-dependent, and unable to resolve protein variants with sufficient precision.

The Proteograph was developed to eliminate this trade-off. By enabling peptide-level resolution across the length of proteins in complex samples such as plasma, the Proteograph allows researchers to detect protein isoforms, PTMs, and variant peptides without reliance on predefined binding epitopes. This approach reduces measurement artifacts associated with affinity-based technologies and enables accurate interrogation of protein diversity that is critical for understanding disease biology, biomarker discovery, and therapeutic targeting.

The Proteograph Product Suite is a comprehensive solution consisting of consumable assays, an automation instrument, and data analysis software. Our latest product innovations, the Proteograph ONE assay and the SP200 automation instrument, launched in May 2025 and have resulted in approximately a ten-fold improvement in throughput relative to our first-generation assay, enabling processing of more than 1,000 samples per week. The Proteograph generates significantly more data per sample and more measurements per protein than other commonly used proteomic technologies, producing dense, high-resolution datasets designed to enable AI-driven scientific discovery.

The Proteograph is increasingly being adopted by proteomics researchers, and also by genomics-focused researchers seeking to bridge the gap between genetic variation and biological function. Advances in next-generation sequencing have resulted in the identification of over one billion human genetic variants, yet only a small fraction has been functionally characterized. This disparity reflects, in part, the historical imbalance between the availability of genomic data and high-quality proteomic data. By enabling scalable, deep, unbiased measurement of the proteome, the Proteograph adds essential functional context to genomic information and supports integrative, multi-omics approaches to understanding human disease.

Since our commercial launch in 2021, we have served more than 190 customers across over 20 countries, including leading academic institutions, biopharmaceutical companies, biobanks, and clinical research organizations. For the first time, our customers are conducting population-scale unbiased proteomic studies involving tens of thousands of samples, quantifying thousands of proteins and hundreds of thousands of peptides and generating data suitable for large-scale statistical analysis and to power emerging biological AI foundation models.

The differentiation and unmatched performance of the Proteograph have been demonstrated in a growing body of third-party evidence, including 70 peer-reviewed publications, preprints, and reviews as of December 31, 2025. These studies span diverse applications, including protein quantitative trait locus (pQTL) mapping, identification of disease-associated protein variants, aging biology, xenotransplantation, and biomarker discovery in complex diseases. In multiple studies, researchers have shown that peptide-level resolution enabled by the Proteograph revealed biologically meaningful signals that are obscured or mischaracterized by affinity-based proteomic methods, including false associations driven by protein-altering variants.

The Proteograph has also supported the development of translational and clinical research applications. For example, PrognomiQ, a pioneering multiomics diagnostic company spun out of Seer in 2020, has leveraged unbiased, deep proteomics generated by the Proteograph to develop a blood-based test for early lung cancer detection, demonstrating the potential clinical relevance of comprehensive proteomic datasets. We believe these collaborations highlight the role of unbiased proteomics as a foundational input for multi-omics, AI-driven precision medicine.

With a growing installed base, increasing utilization, expanding population-scale studies, and continued investment in product innovation, we believe Seer is well positioned to play a central role in enabling the next generation of data-driven biology and AI-driven precision medicine.

Figure 1: Proteins are the functional molecules of biology and represent the primary targets of most approved drugs. Unlike DNA, which is largely static over an individual’s lifetime, proteins are dynamic and reflect real-time biological states influenced by genetics, environment, disease, and therapeutic intervention. As a result, proteomic data has the potential to provide insights into disease mechanisms, patient stratification, and treatment response that are not accessible through genomic or transcriptomic approaches alone.

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

A study by Backman et al. published in Nature revealed the genomic variation identified in a cohort of approximately 455,000 participants of the UK Biobank exome sequencing study. The study identified a vast amount of protein variation, including almost nine million protein variants, of which more than six million are potentially deleterious and 915,289 are protein loss-of-function variants. On the individual level, each participant had, on average, 9,506 protein variants, of which 2,945 were potentially deleterious and 214 were loss-of-function variants. However, these variants were only identified at the genomic level and did not account for alternative splicing or post-translational modifications. Considering these additional sources of protein variants, the actual number of protein variants at both individual and population-wide levels is significantly higher.

These findings emphasize the unmet need to understand protein variants at the peptide-level and underscore how little is currently known about the complexity of the proteome. We believe understanding protein variation at this level could revolutionize how we diagnose, treat, and monitor diseases.

Figure 2: Functional diversity exists through modifications and interactions of different molecules, from static indicators like the genome to increasingly numerous and complex indicators like the proteome and interactome. Modified from Bludau et al

The Importance of Unbiased, Peptide-level Resolution Proteomics

Novel Biological Insights Enabled by the Proteograph

The ability to perform unbiased proteomics at scale has transformed biological analysis. In genomics, unbiased sequencing of the genome enabled discovery of novel content, creating new end-market opportunities in basic research and discovery, translational research and clinical applications, including early cancer detection, recurrence monitoring and non-invasive prenatal testing.

Similar to genomics, researchers are using the Proteograph to discover and access novel proteomic content that was previously inaccessible. As a result, new biological insights are emerging that would otherwise not be possible without the peptide-level resolution provided by the Proteograph.

Disease-associated protein detection with unbiased, peptide-level resolution. In a 2025 study by Pietzner et al., deep plasma proteomic profiling in over 1,400 individuals of South Asian ancestry identified more than 1,200 significant genetic associations with circulating proteins, approximately half of which were novel, as shown below in Figure 3. Integrating these data with large-scale human genetics and disease endpoints, the authors prioritized 21 proteins with strong evidence for a causal role in 44 diseases. Notably, the Proteograph's peptide-level measurements revealed a previously unrecognized role for the immunoglobulin light-chain variable protein IGLV3-21 in Graves’ disease, supported by genetic colocalization, immune cell–specific expression, and disease specificity. These findings demonstrate how peptide-level resolution enabled by the Proteograph can reveal novel protein–disease mechanisms and biomarkers that directly inform disease biology and therapeutic target discovery.

novel locus
novel protein at locus (previously assayed)
novel protein at locus (not previously assayed)
novel variant – protein association (ancestry)
replicated locus – protein association
replicated variant – protein association
0 100 200 300 400 500
Number of variant – protein associations
Effect estimate (per s.d.)
2 1 0 -1 -2
0.0 0.2 0.4 0.6 0.8 1.0
Effect allele frequency
non–exonic
exonic

Figure 3. Over 1,200 variant protein associations were detected, about half of which were novel. The Proteograph detected a high number of proteins and pQTLs previously not found by affinity-based technologies. Additionally, because of the Proteograph, scientists were also able to confirm the absence of some proteins in plasma that had lost their function.

Identification of false-positive pQTLs from affinity-based proteomic methods due to epitope effects. Peptide-level resolution is especially important in proteogenomic analyses, where the presence of allelic variants within proteins confounds affinity-based proteomics methods. In a study published in Nature Genetics in November 2025, Karsten Suhre and colleagues in collaboration with our team conducted the first deep, large-scale mass spectrometry (MS)-based genome-wide association search (GWAS) for protein quantitative trait loci (pQTLs) (Suhre et al.). In addition to discovering 252 pQTLs across a discovery cohort of 1,260 American participants and a replication in 325 individuals from Asia with diverse ethnic backgrounds, Suhre et al. investigated 200 of the strongest cis-pQTLs previously identified using two separate leading affinity-based technologies, which were applied to a cohort of 36,000 Icelandic participants and a cohort of 55,000 UK participants, respectively. Suhre et al. found that up to one third of the affinity proteomics pQTLs may be affected by epitope effects and, therefore, be false positive identifications due to the presence of protein allelic variants that disrupt or alter the binding of the affinity reagent to the protein surface. Another third of the 200 analyzed pQTLs were confirmed by Seer-based MS proteomics. These findings are consistent with the hypothesis that genetic variants induce changes in protein expression. This study demonstrated the ability of peptide-level resolution in distinguishing between true pQTLs and putatively false identifications of affinity-based proteomics technologies, suggesting that many more pQTLs remain to be discovered using MS-based platforms.

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

Biomarker discovery in multi-omic diagnostic test development. The Proteograph is also demonstrating significant value in the development of multi-omic diagnostic tests. Scientists at PrognomiQ conducted a large case-control study focused on individuals at elevated risk for lung cancer. Using the Proteograph Product Suite, researchers measured over 13,000 proteins from plasma samples collected from 2,513 individuals. These proteomic measurements alone achieved an area under the curve (AUC) of 0.91, and when combined with transcriptomic and metabolomic measurements, performance improved to an AUC of 0.96.

In November 2025, PrognomiQ launched ProVue Lung, a proteomics-based laboratory developed test to aid in the early detection of lung cancer. ProVue Lung has been shown to detect lung cancer with 85% sensitivity and 55% specificity. Importantly, Stage I lung cancer is detected at 81% sensitivity, when treatment is most effective. The test also has a clinically informative negative predictive value (NPV) of greater than 99.8 percent. We believe these results illustrate the potential of Proteograph-enabled proteomics to contribute meaningfully to the development of high-performance blood-based diagnostic tests.

Potential patient stratification in Alzheimer’s and other dementia-related diseases. Within translational research applications, we believe the Proteograph is accelerating the transition from discovery research to clinical relevance. Using funding from a Small Business Innovation Research grant from the National Institute on Aging, researchers from Seer and Massachusetts General Hospital conducted a longitudinal study analyzing approximately 1,800 plasma samples from individuals with cognitive decline, including Alzheimer’s disease, and matched controls. The study identified 138 proteins that were differentially abundant between affected individuals and controls, the majority of which had not been previously associated with Alzheimer’s disease. Researchers further identified subsets of proteins associated with rates of cognitive decline, supporting the potential development of protein-based risk or progression scores. One such example is shown in Figure 5 below. Higher abundance of this protein is associated with greater probability of cognitive decline. We believe studies of this scale and depth are enabled by the ability of the Proteograph Product Suite to generate unbiased proteomic data across large sample cohorts.

Figure 5: Shows the probability of no decline as a function of follow up time. Higher levels of the protein are associated with higher probability of decline.

Identification of circulating aging signatures in model organisms. Within biomarker discovery and translational aging research, the Proteograph is enabling the identification of clinically relevant, cell-type–specific protein signatures that link fundamental senescence biology to human health outcomes. In a 2025 Nature Aging study, Olinger et al. used Proteograph proteomic data to deeply characterize the senescence-associated secretory phenotype (SASP) of human monocytes and assess its relevance to aging in large human cohorts. By applying the Proteograph platform to serum-supplemented cell culture, the authors identified over 5,000 human proteins and 14,000 peptides, more than tripling peptide coverage compared to standard workflows, and uncovered thousands of proteins increased in the monocyte SASP, including signaling factors not previously linked to immune cell senescence.

Translating these findings to human plasma, the authors mapped monocyte SASP proteins to proteomic data from 1,060 participants in the Baltimore Longitudinal Study of Aging. Machine-learning models based on SASP-derived protein panels predicted multiple age- and obesity-associated clinical traits, including body fat composition, lipid levels, inflammation, and mobility, with strong test-set performance. These associations were independent of age and replicated in the InCHIANTI aging cohort. A high-impact panel of 21 SASP proteins further stratified individuals by a composite senescence burden score associated with metabolic dysfunction and functional decline. Together, these results demonstrate how peptide-level resolution enabled by the Proteograph reveals clinically actionable senescence biology and supports the development of blood-based biomarkers of biological aging.

Figure 6: A composite senescence burden score derived from circulating senescence-associated proteins is associated with multiple health indicators in an aging population. Higher senescence burden corresponds to higher BMI and inflammation (CRP) and lower HDL levels and walking pace, indicating a relationship between proteomic signatures and metabolic and functional health across individuals.

Paradigm Shift to AI-driven Biological Discovery

Biological research is undergoing a shift from hypothesis-driven experimentation toward data-driven discovery at population scale. Advances in artificial intelligence and machine learning have increased the ability to extract biological insight from large, multimodal datasets; however, the performance and reliability of these models depend fundamentally on the quality, quantity, and resolution of the underlying biological data. In proteomics, this requirement is particularly acute, as many clinically relevant biological signals arise from protein variants, post-translational modifications, and dynamic changes in protein abundance that are not captured by genomic or transcriptomic measurements alone.

We believe that AI-driven biological foundation models require dense, high-resolution proteomic datasets that include multiple measurements per protein and sufficient scale to support robust statistical learning. As shown in Figure 7 below, the Proteograph platform is designed to generate substantially more data per sample than other commonly used proteomic technologies, producing tens of thousands of protein measurements per sample and multiple peptide-level measurements per protein. This increased data density, combined with population-scale throughput, enables the generation of large, high-quality proteomic datasets suitable for training and validating AI models that aim to uncover novel biological relationships, disease mechanisms, and therapeutic targets.

Figure 7: The Proteograph platform generates substantially more proteomic data per sample than other commonly used proteomic technologies. By producing over 77,000 data measurements per sample and multiple peptide-level measurements per protein on average, we believe the Proteograph enables higher-density datasets that support robust statistical analysis and data-driven discovery.

Our Product and Technology

The Proteograph Product Suite is an integrated solution consisting of consumables, an automation instrument, and data analysis software designed to enable unbiased, deep proteomic analysis at scale in a matter of hours. The Proteograph workflow is designed to be efficient and easy to use, leveraging common laboratory instrumentation to support adoption in both centralized and decentralized research settings. We believe this approach makes deep, unbiased proteomics accessible to a broad range of laboratories.

In May 2025, we launched our next generation assay, Proteograph ONE, along with the SP200 automation instrument, further expanding the scalability and throughput of the Proteograph Product Suite.

Figure 8: Proteograph Product Suite comprises consumables, an automation instrument, and software.

Consumables

The Proteograph consumables consist of our proprietary engineered nanoparticles (NPs) and all other reagents required to process biological samples in an automated workflow on our automation instrument. These consumables are designed to enable unbiased, reproducible sampling of intact proteins across the dynamic range of the proteome while eliminating the need for complex and labor-intensive enrichment workflows.

Our engineered NPs are designed to selectively and reproducibly bind intact proteins when exposed to a biological sample, forming a protein “corona” on the nanoparticle surface (shown below in Figure 9). Protein binding is driven by the physicochemical properties of the nanoparticle surface, the abundance of proteins in the sample, and protein–protein interactions among bound proteins. This process occurs rapidly and reaches equilibrium within minutes, enabling robust and reproducible sampling without prior knowledge of proteome composition or the need to target specific proteins. In combination with an unbiased mass spectrometry (“MS”) readout, this approach captures molecular information at the peptide level, including protein variants.

Figure 9: Nanoparticles allow unbiased interrogation of proteoform diversity. Our nanoparticle technology leverages engineered physicochemical properties to reproducibly bind to proteins without prior knowledge, forming a protein corona.

By incorporating our engineered NPs into the Proteograph assay, we achieve representative sampling from high- to low-abundance proteins across a wide range of sample types, including biofluids, cell lysates, and tissue homogenates. We believe this approach replaces traditional, complex laboratory workflows required for deep, unbiased proteomics and enables scalable, high-throughput studies. We have characterized our technology and its performance in three peer-reviewed publications: Nature Communications (Blume et al.), PNAS (Ferdosi et al.), and Advanced Materials (Ferdosi et al.).

Our third-generation assay, Proteograph ONE, launched in May 2025, significantly increases sample throughput across both the Proteograph workflow and downstream MS analysis, delivering more than a 3.6x increase compared to the Proteograph XT assay launched in 2023 and approximately a 10x increase compared to the original Proteograph assay launched in 2021. Proteograph ONE uses a single well of NPs along with assay buffers and reagents for protein lysis and digestion, peptide purification, peptide quantification, and reconstitution of lyophilized materials. The assay enables the parallel processing of up to 80 samples on a single 96-well plate in under five hours, with the remaining wells reserved for integrated quality control samples to support consistent performance and troubleshooting.

In addition to Proteograph ONE, we launched the Proteograph DIRECT assay in 2025. The DIRECT workflow provides an automated approach for direct digestion of samples for bottom-up LC-MS proteomic analysis and enables processing of up to 80 samples per day. Methods for tissue lysate and cell lysate samples can also be run using the DIRECT workflow.

Automation Instrument

The Proteograph workflow is executed in an automated manner on our SP200 automation instrument, a custom-configured, industry-standard liquid handling workstation launched in May 2025 as the next iteration of our automation instrument. The SP200 instrument is designed to support population-scale studies through highly parallel sample processing with approximately 60 minutes of setup time. The workflow is controlled through our Instrument Control Software (“ICS”), which manages assay execution on the SP200.

Software

The Proteograph Analysis Suite (“PAS”) is a data analytics software suite designed to support quality control, data management, and interpretation of Proteograph output. PAS is currently offered as a cloud-based solution and, in the future, may be made available through localized deployment options to accommodate different customer requirements.

PAS provides a predefined and scalable workflow that integrates publicly available MS data analysis tools with our proprietary analysis capabilities. It also includes a dedicated proteogenomics workflow that maps peptide-level data to genomic data to identify sample-specific variant peptides not captured in canonical reference databases. PAS provides interactive visualizations and tables to support data exploration, including views of peptide-to-gene relationships, protein domains, and functional regions.

During 2025, PAS updates included enhancements to data handling capabilities, more granular user permission controls to support service-provider workflows, and expanded system capacity to support studies involving up to approximately 10,000 samples. We expect to continue expanding PAS functionality as we extend our product portfolio.

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

•
Breadth of protein sampling. This capability refers to conducting unbiased sampling of the proteome. The Proteograph ONE assay contains uniquely engineered NPs that selectively capture thousands of distinct intact proteins from a biosample based on their abundance and affinity for the NP surface. This sampling capability is particularly strong in complex biofluids such as plasma. Our unique NPs capture significantly more proteins than current methods of unbiased proteomic analysis. As shown in Figure 10 below, Proteograph ONE detects approximately 7x proteins compared to neat plasma on the Orbitrap Astral MS from Thermo Scientific. Additionally, in a customer study of over 800 samples, approximately 9,000 proteins were identified on Proteograph ONE.

Unlike affinity-based platforms, which typically generate a single measurement per protein, the Proteograph produces multiple peptide-level measurements per protein, averaging approximately 11 measurements per protein. As a result, a single sample can yield >77,000 data measurements. This depth of measurement increases the informational content of each experiment and supports scalable analyses across large datasets, including applications such as training emerging biological foundation models and enabling the discovery of novel biological insights not possible with affinity-based platforms.

In another study performed by PrognomiQ across a set of 2,840 plasma samples, approximately 13,000 proteins were identified.

Figure 10: Proteograph ONE demonstrates a 7.0x expansion in depth of coverage compared to neat plasma. In a recent customer study across more than 800 plasma samples, approximately 9,000 proteins were identified.

The Proteograph ONE assay is not limited to a defined set of proteins, and samples across the dynamic range of proteins and protein variants that may be present in biosamples. We have exemplified the utility of the Proteograph in studying secreted proteins across several different sample types, including cell or tissue homogenates, blood or blood components (such as plasma or serum), urine, saliva, cerebrospinal fluid, synovial fluid and conditioned media. Importantly, the Proteograph ONE assay protein data is obtained using an MS detector, which is the gold standard for proteomics, and data is conventionally reported with a less than one percent False Discovery Rate (FDR). This means that the reported proteins are identified with very high confidence.

•
Depth of coverage. The Proteograph can quantify the proteome across a wide dynamic range of protein abundance. Figure 8 compares the depth of coverage of our assay with that of neat plasma and demonstrates that the Proteograph assay detected >4-fold more proteins cataloged in the Human Plasma Proteome Project (HPPP).

Figure 11: Protein identifications from identical samples processed with (1) Proteograph ONE Workflow paired with Leading MS, (2) Direct Digestion paired with Leading MS were mapped toward the HPPP database. The protein estimated concentrations were taken from HPPP data central (https://peptideatlas.org/hupo/hppp/) and protein concentration are rank ordered in decreasing abundance from left to right.

•
Accuracy of measurement. This capability measures how close the measured abundance of a protein is to the true abundance in a sample. The measurement of the true abundance of a large number of proteins at the protein variant level at scale is not possible, so we use the ratio of abundances in two samples to demonstrate the accuracy of protein abundance measurement. We demonstrate the accuracy of protein abundance measurement by mixing two different plasmas in different ratios and measuring the relative MS signal intensity. By spiking human plasma with bovine plasma, the Proteograph can detect and quantify peptides that are unique to the bovine proteome. Peptides differ between the two species because of genetic differences that result in detectable changes at the amino acid level. By mixing the two plasma samples, the Proteograph can make measurements across thousands of peptides, highlighting the real-world accuracy of the Proteograph Product Suite. As shown below in Figure 12, bovine plasma was spiked into human plasma to create samples with different bovine to human ratios (1:11, 1:5, and 1:3). From there, fold-changes between spiked sample pairs were measured and compared against the known values (1.5X, 2X, and 3X). The Proteograph ONE workflow accurately measured the spike-in samples, collecting observed fold-changes close in value to the actual changes (1.56X, 1.95X, and 3.09X) and those collected by direct digest.

Prepare bovine and human plasma dilution
Human plasma
Bovine plasma
Mix
Plasma mixtures
Part human plasma 3 5 11
Part bovine plasma 1 1 1
% bovine plasma 25% 16.7% 8.3%
Calculate expected protein fold-changes
Ratio
Expected fold-change
25% 16.7%
1.5X
16.7% 8.3%
2X
25% 8.3%
3X
1:3 vs 1:5
FC=1.5
Observed Fold Change (Log2)
1.59 1.55 1.56
1:3 vs 1:11
FC=3
Observed Fold Change (Log2)
2.91 3.14 3.09
1:5 vs 1:11
FC=2
Observed Fold Change (Log2)
1.8 2.02 1.95

Figure 12: (Top) Three representative pairs of spiked-in samples and the expected fold-changes of bovine proteins concentration in these pairs. (Bottom) Distribution of observed fold-changes of bovine proteins for 3 selected comparisons of spiked-in samples. The color indicates the data source: protein identifications unique to direct digestion (gray), protein identifications shared between the Proteograph ONE workflow and direct digestion (purple), or protein identifications unique to the Proteograph ONE workflow (teal). The horizontal dashed lines indicate the expected foldchanges.

•
Reproducibility of measurement in large studies. Reproducibility, also referred to as precision, is a measure of the consistency of protein abundance measurements (i.e., MS measured intensity) between repeated measurements of the same sample. A higher reproducibility indicates lower noise, which reduces the number of samples required to observe a true fold change in the study. Reproducibility is usually measured as the coefficient of variation (CV%), which is the standard deviation divided by the mean multiplied by 100. A lower CV% represents a more precise measurement. The CV across individual components of the workflow, including the Proteograph instrument and the MS instrument, aggregate to form the overall CV% of the workflow.

Performance was also assessed through CVs for protein groups intensity and peptide intensity. The intra-plate and inter-plate CVs for protein group intensity were 13.4% and 16.1%, respectively (Figure 13, left). These CVs are similar to or better than those collected with other methods and commercial platforms. With the intra-plate CV at 17.2% and inter-plate CV at 21%, peptide data showed a similar albeit slightly elevated trend (Figure 13, right). This increase in CV is consistent with expectations for median peptide CV compared to median protein group CV. To further pressure test CV results, plates were also processed by two different SP200 automation instruments. When combining inter-instrument analysis with inter-plate comparisons, protein group (16.7%) and peptide (21.8%) CVs remained low, only increasing slightly (Figure 13). Collectively, median protein group and peptide CVs within and between plates and SP200 instruments indicate the Proteograph ONE workflow provides excellent precision and experimental reproducibility, even when varying days, plates, and instruments.

Figure 13: Control pooled plasma was run in replicates on three different experimental settings: (teal) intra-plate, intra-Proteograph (comparison was made within the same plate and same SP200 automation instrument), (gray) inter-plate, intra-Proteograph (comparison was made with the same SP200 automation instrument, but different processing plates), and (purple) inter-plate, inter-Proteograph (comparison was made with different SP200 automation instruments and different processing plates). The label-free intensity coefficient of variation (CV %) was plotted for (left) Protein groups, and (right) Peptides, respectively. Median CV % was plotted and annotated directly on the plot, with dotted line denoting 20% CV.

•
Scalability. The Proteograph Product Suite enables rapid and large-scale proteomic sample processing in an approximately five-hour workflow, compared to other unbiased solutions that can take days to weeks. With our current assay, we can process 80 samples in a single run of the Proteograph SP200 instrument. Therefore, a single Proteograph Product Suite can process over 1,000 samples per week and over 50,000 samples annually. In comparison, the unbiased workflows developed by leading proteomics labs can take weeks for sample preparation and MS measurement to reach an equivalent depth of proteomic coverage.

The Proteograph is increasingly being adopted by large-scale studies seeking an easy-to-use, scalable approach with a unique combination of attributes spanning breadth, depth, accuracy, reproducibility and precision of measurement. In 2025, we announced several collaborations to drive population-scale studies, including:

•
Korea University: 20,000 subject proteomics biomarker discovery for early detection across multiple cancers
•
Discovery Life Sciences: human cadaver multi-organ proteomic benchmarking study totaling over 10,000 samples for private company

•
Performance relative to other plasma proteomics technologies. A 2024 head-to-head comparative study conducted by Dr. Joshua Coon, a professor at University of Wisconsin, and published in the Journal of Proteome Research demonstrates the performance of the Proteograph Product Suite utilizing the XT assay against five other plasma proteomic technologies and methods (Beimers et al.). Using five technical replicates of the same plasma sample (BioIVT) on each method, the study shows the Proteograph assay provides the greatest proteomic depth across the six technologies and methods tested. While providing much higher numbers of proteins, the Proteograph assay also provides the greatest reproducibility of all methods except neat. Against neat, the Proteograph has slightly worse reproducibility, but does so while quantifying almost eight-fold greater number of proteins including low abundance proteins.

Figure 14: (A) Across six technologies and methods tested, Proteograph XT provides the highest performance in protein identification across all replicates and within each replicate. (B) Demonstrates the reproducibility performance of each method by evaluating the median coefficient of variation (CV) values for proteins detected across all methods. A lower CV value indicates a higher degree of reproducibility.

The Advantages of the Proteograph Product Suite

We believe the Proteograph Product Suite and its underlying NP technology have unique advantages:

•
Leading automated solution to enable unbiased, deep, rapid and large-scale access to the proteome. We pioneered the commercial development of unbiased sample enrichment for MS-based plasma proteomics. We believe we have become the trusted partner to our customers worldwide. While other solutions have been introduced since our commercial launch, we believe none can replicate the performance delivered by the Proteograph Product Suite, particularly the scale, depth, accuracy, and reproducibility to enable population-scale studies in an unbiased manner.
•
Provides unique insight into protein variation at the peptide level, with a depth and scale that sets a new standard for unbiased and deep proteomics. By measuring >77,000 peptides per sample, the Proteograph has a differentiated ability to capture protein variations at scale to enable synergistic insights when combined with genomic variations, yielding informative individualized models of biology at population scale.

•
Allows for wide adoption by customers in both decentralized and centralized settings. The Proteograph Product Suite is an integrated solution that includes consumables, an automation instrument and data analysis software, and was designed to deliver ease-of-use, efficiency, robustness and reproducibility of results and to complement existing laboratory infrastructure. Its simple and integrated workflow enables the customer to use their own MS instrument or leverage a widely available installed base of MS instruments, enabling broad adoption.
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
•
Presents a solution with sustainable differentiation. The Proteograph is uniquely capable of generating robust, reproducible, deep and unbiased proteomic data. As this data is used by more customers to generate insights, we believe this cycle will fuel further adoption of the Proteograph Product Suite. The Proteograph workflow is fully integrable with customer workflows and provides a unique user experience with the support of our software packages, making it a sustainable solution within customer organizations. Our NP technology, automation instrument, and software are protected by numerous issued patents and pending patent applications worldwide, covering improvements in NPs, assay methods and ways to leverage proteomic data and information for life sciences research, clinical diagnostic and drug discovery applications.

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

In addition, the Proteograph Product Suite’s versatility allows it to analyze not only plasma and serum, but also other biofluids across humans and model organisms. For example, when we compared the performance of the Proteograph Product Suite workflow with that of neat biological samples across model organism plasma, cerebral spinal fluid, and conditioned media, we noted superior protein group identification by the Proteograph ONE workflow of 8x, 1.8x, and 6x, respectively. Importantly, in each sample, we measured tens of thousands of data points at the peptide-level, providing information on thousands of proteins. We believe this extensibility offers researchers a powerful and flexible tool to utilize across a variety of applications and sample types.

•
Discovery Proteomics & Proteome Characterization. We believe the Proteograph is a valuable tool for basic research and discovery applications focused on comprehensive characterization of the proteome. The Proteograph enables researchers to explore protein diversity at peptide-level resolution, including the identification of protein variants and post-translational modifications such as glycosylation and phosphorylation.

These capabilities support large-scale discovery efforts such as cataloging protein diversity, systems biology, interactome studies, and the integration of proteomic data with genomic and transcriptomic information. We anticipate that researchers will increasingly use Proteograph-generated data to build reference-scale maps of protein variation and function, providing biological context that is not readily accessible with other proteomics approaches.

•
Translational & Biomarker Discovery Research. We believe the Proteograph Product Suite enables translational research applications aimed at accelerating the transition from discovery research to clinical relevance. The ability to perform deep, unbiased, and large-scale proteomics studies allows researchers to identify and prioritize protein biomarkers associated with disease risk, onset, progression, and heterogeneity.
•
Diagnostic Development. As demonstrated with PrognomiQ, we believe the Proteograph has significant potential to support the development of diagnostic tests based on proteomic and multi-omic data. The generation of deep, unbiased, and scalable proteomic datasets has the potential to enable diagnostic ecosystems analogous to those that emerged with next-generation sequencing in genomics.
•
Target Identification & Therapeutic Insight. We believe the Proteograph Product Suite may also be applied to therapeutic research, including target identification and exploration. Large-scale access to protein-level data linked to different states of health and disease can provide functional context for genomic discoveries and support the prioritization of potential therapeutic targets. Proteins identified through biomarker discovery or disease association studies may themselves represent therapeutic targets or may inform biological pathways and mechanisms relevant to drug development.
•
Non-Human Research & Applied Applications. We see opportunities for the Proteograph Product Suite to be applied beyond human health research, including in animal health, model organism research, and industrial bioprocessing applications. The Proteograph workflow is compatible with multiple species, and we have observed customer adoption across a range of organisms, including mouse, non-human primate, canine, feline, avian, porcine, and bovine samples. In addition, we have seen increasing interest in the use of the Proteograph in bioprocessing applications, including host cell protein (HCP) analysis. In pilot studies, researchers combining the Proteograph workflow with liquid chromatography–mass spectrometry (LC-MS) identified 4 – 6x more HCPs for NIST monoclonal antibody compared to conventional LC-MS approaches, without additional sample preprocessing. We believe these applications demonstrate the versatility of the Proteograph Product Suite in addressing complex proteomic challenges across research, industrial, and applied settings.

Markets

We compete in the approximately $30 billion proteomics market, which is estimated by Frost & Sullivan to have spent approximately $17 billion on reagents and $13 billion on instruments in 2024.

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

Our Growth Strategy

Our mission is to imagine and pioneer new ways to decode the biology of the proteome to improve human health. Our growth strategy is to:

•
Expand our addressable market through new product innovation. We aim to continuously innovate and develop new products, applications, workflows and analysis tools that create value across R&D from discovery to clinical research. Our proprietary NPs and core Proteograph platform provide us the ability and flexibility to rapidly innovate, develop new products, and address the needs of researchers and clinicians across the R&D value chain.
•
Win additional population-scale cohort programs. In 2025, we announced several population-scale studies to power deep, unbiased proteomics leveraging the Proteograph. For the first time, scientists will be able to generate peptide-level proteomic data from large-scale cohorts, which we believe will unlock new biological insights and help usher in the next era of multi-omics driven precision medicine. We are also engaged in discussions with additional key biobanks to enable population-scale proteomic studies using the Proteograph.
•
Grow and drive utilization of our rapidly expanding installed base. In 2025, we expanded our Proteograph installed base by more than 65% compared to 2024, with placements across academic, biopharma, and contract research organization customers. While we expect to continue growing our installed base, we are increasingly focused on driving higher utilization and consumable pull-through from existing customers. We plan to do so by working closely with customers to support their research objectives and by demonstrating the value of Proteograph-generated data, as reflected in a growing body of third-party scientific publications.
•
Establish a leadership position as the preferred proteomic data platform for AI-driven biology. As biological research continues to shift from focused, hypothesis-driven studies toward large-scale, data-driven discovery, next-generation biological foundation models increasingly require high-quality, scalable, and differentiated datasets to generate novel insights. With highly differentiated, peptide-resolution proteomic data generated from the Proteograph, we believe our platform is well positioned to support AI-driven biological discovery and precision medicine. We intend to pursue strategic ecosystem partnerships to enable the generation of new biological insights from large, multimodal datasets.

Commercial

We continue to expand our third-party publications, enable unbiased and deep population-scale studies, and accelerate customer adoption of Proteograph. Our commercial strategy is focused on reducing friction for customers to access Proteograph data in support of their research. We continue to invest in and expand multiple access channels, including our direct sales organization, STAC services, centers of excellence service providers, international channel partners, and strategic commercial partnerships.

•
Direct Sales: In North America, the United Kingdom, select countries of the European Union, and the Asia Pacific, we have direct sales and customer experience personnel, including Regional Business Managers (RBM), Field Application Scientists and Field Service Engineers. In addition to these direct personnel, we have marketing, customer experience and technical support personnel located in our offices in Redwood City and San Diego, California.

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

•
Seer Technology Access Center (STAC): In June 2023, we announced the formation of the STAC to provide access to our Proteograph workflow, coupled with Thermo ScientificTMOrbitrapTM AstralTM MS, on a fee-for-service basis. The STAC’s primary purpose is to lower the barriers to access for customers who want access to data produced by these technologies. In May 2024, we announced the opening of our second STAC location in Bonn, Germany, in partnership with LIFE & BRAIN GmbH.
•
Service Providers: We have partnered with eight select service facilities and core labs globally to be service providers for the Proteograph. These customers provide fee-for-service capabilities that allow third-party customers to access proteomic data from the Proteograph Product Suite using their own samples. We expect that these COEs will actively promote the Proteograph solution and its capabilities, help us further raise awareness, and increase the accessibility of the Proteograph to a wider range of customers.
•
Channel Partners: We continue to expand geographically to enable access in key international markets, including China, Australia, Eastern Europe, Israel, Japan, and South Africa. These partners will help educate, develop and expand the market for the Proteograph Product Suite in their respective regions.
•
Commercial Partnerships: In 2025, we operationalized a co-marketing and sales agreement with Thermo Fisher Scientific, which is expanding and accelerating access to the best-in-class deep, unbiased proteomic workflow to life science researchers worldwide and create a seamless sample-to-data experience for customers. Additionally, we are collaborating with Thermo Fisher Scientific on marketing activities and joint research and population-scale studies.

Suppliers and Manufacturing

Our overall manufacturing strategy is to continuously develop and refine our processes to achieve our objectives of continuity of supply, quality of supply and margin enhancement. Over time, this may lead to in-sourcing or outsourcing certain functions, including manufacturing, in various geographic locations in order to achieve our objectives.

Consumables

We leverage well-established unit operations to formulate and manufacture our NPs at our facilities in Redwood City, California. We procure certain components of our consumables from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing our proprietary engineered NPs. We are currently manufacturing using our production-scale lines and continue to build out our manufacturing capabilities to support the broad commercial availability of our products. We obtain some of the reagents and components used in the Proteograph workflow from third-party suppliers. While some of these reagents and components are currently sourced from a single supplier, these products are readily available from numerous suppliers. While we currently perform some filling and packaging of the Proteograph assay and the related consumables, we may eventually have our filling and packaging outsourced to a third party. We conduct vendor and component qualification for components provided by third-party suppliers and quality control tests on our NPs.

Automation Instrument

We designed the SP200 automation instrument and have outsourced its manufacturing to Hamilton Company, a leading manufacturer of automated liquid handling workstations. We entered a non-exclusive agreement with Hamilton that covers the manufacturing of the SP200 automation instrument and its continued supply on a purchase order basis. In January 2025, we renewed the agreement under an extended term through December 2027. Following this extended term, the agreement will automatically renew annually for a maximum of two one-year renewal periods. Hamilton has represented to us that it maintains ISO 9001 and ISO 13485 certification.

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

Current companies that provide proteomics products include Agilent Technologies, Bio-Techne, Bruker, Danaher, DiaSorin, Illumina and Thermo Fisher Scientific. There are also a number of companies that provide proteomic analysis services. In addition, multiple emerging growth companies have developed, or are developing, proteomics products, services and solutions, such as Alamar Biosciences, Nautilus Biotechnology, Quanterix and Quantum-Si.

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

All medical devices, including IVDs, that are regulated by the FDA are also subject to the Quality Management System Regulation (QMSR), which went into effect on February 2, 2026, replacing the former Quality System Regulation, and incorporates by reference the quality management system requirements of ISO 13485:2016. Obtaining the requisite regulatory approvals, including the FDA quality system inspections that are required for PMA approval, can be expensive and may involve considerable delay. The regulatory approval process for such products may be significantly delayed, may be significantly more expensive than anticipated, and may conclude without such products being approved by the FDA. Without timely regulatory approval, we will not be able to launch or successfully commercialize such diagnostic products. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products. This may negatively affect our ability to obtain or maintain FDA or comparable regulatory clearance or approval of our products in the future. In addition, regulatory agencies may introduce new requirements that may change the regulatory requirements for us or our customers, or both.

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

For example, in some cases, our customers may use our RUO products in their own laboratory-developed tests (LDTs) or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. In May 2024, the FDA issued a final rule that phases out its enforcement discretion for most laboratory-developed tests (LDTs), which was vacated by the Texas district court in March 2025, clarifying that, while the FDA has jurisdiction to regulate diagnostic products, or tangible goods, the FDA does not have authority to regulate professional services performed by CLIA certified laboratories and regulated professionals. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA. Further, the changes under the current, including new leadership at the FDA, reduced staff, funding for certain programs, and new executive and Congressional actions may result in new policies and regulations that can impact the compliance status of our products or that of our customers.

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

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In the future, if we decide to distribute or market our diagnostic products as IVDs in Europe, such products will be subject to regulation under the IVD Medical Device Regulation (IVDR) European Union (EU) 2017/746, which replaced the IVD Directive, is significantly more extensive than the IVD Directive, including requirements on performance data and quality system, and went into application in May 2022. In 2025, the European Commission published its proposals on amendments to the IVDR as well as new transparency requirements. Outside of the EU, regulatory approval needs to be sought on a country-by-country basis in order to market medical devices. Although there is a trend towards harmonization of quality system, standards and regulations in each country may vary substantially which can affect timelines of introduction.

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

As of December 31, 2025, we owned or exclusively licensed over 230 issued patents and patent applications worldwide. Our intellectual property portfolio includes patents and patent applications directed to proteomic assays, nanoparticle chemistry, data analysis and automation instruments. Our owned or exclusively licensed patents and patent applications, if issued, are expected to expire between 2023 and 2045, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

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

Scientific Advisory Board

We have assembled a highly-qualified scientific advisory board composed of advisors who have deep expertise in the fields of nanotechnology, proteomics, genomics, medicine, regulatory compliance and data science. Our scientific advisory board is composed of Robert Langer, Sc.D., Charles Cantor, Ph.D., Joshua Coon, Ph.D., Luis Diaz, M.D., Vivek Farias, Ph.D., Chris Mason, Ph.D., Mark McClellan, Ph.D., Gary Patti, Ph.D., Jennifer Van Eyk, Ph.D., M.D., and Bruce Wilcox, Ph.D.

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

As of December 31, 2025, we had 124 employees based in North America, the European Union and the United Kingdom. Many of our employees are highly educated, holding masters and doctorate degrees. None of our employees is represented by a labor union or covered under a collective bargaining agreement.

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

Backman, J.D. et al. Exome sequencing and analysis of 454,787 UK Biobank participants. Nature 599, 628–634 (2021).

Beimers W, Overmyer K, et al. Technical Evaluation of Plasma Proteomics Technologies. J. Proteome Res. 2025, 24, 6, 3074–3087.

Bludau, I. et al. Proteomic and interactomic insights into the molecular basis of cell functional diversity. Nat Rev Molec Cell Biol21, 327–340 (2020).

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

Olinger, B., Banarjee, R., Dey, A. et al. The secretome of senescent monocytes predicts age-related clinical outcomes in humans. Nat Aging 5, 1266–1279 (2025).

Pietzner, M. et al. Synergistic insights into human health from aptamer- and antibody-based proteomic profiling. Nat Commun. 12, 6822 (2021).

M Pietzner, A. Williamson et. al. Nanoparticle enriched mass spectrometry proteomics in British South Asians identifies novel variant-protein-disease mechanisms. (bioRxiv).

Suhre, K. et al. Nanoparticle enrichment mass-spectrometry proteomics identifies protein-altering variants for precise pQTL mapping. Nat Commun, 15, 989 (2024).

Suhre, K., Chen, Q., Halama, A. et al. A genome-wide association study of mass spectrometry proteomics using a nanoparticle enrichment platform. Nat Genet 57, 2987–2996 (2025).

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

Summary Risk Factor

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•
we are a commercial-stage life sciences technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future;
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

Risks Related to Our Business and Industry

We are a commercial-stage life sciences technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.

We are a commercial-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $73.6 million and $86.6 million in 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $466.0 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite and related products and services, including sales and marketing, manufacturing and operations costs, and research and development efforts for products and services. These efforts may prove more costly than we currently anticipate. While we have generated product and service revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

We have a limited operating history, which may make it difficult to evaluate our current business and the prospects for our future viability, and to predict our future performance.

We are in the commercialization stage of the Proteograph Product Suite and related products and services. Our operations to date have been primarily focused on developing our technology, products and services. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their commercialization stage of operations. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products and services.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
our ability to successfully grow revenue generated from sales of the Proteograph Product Suite on our anticipated timeline;
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
•
the effective and efficient use of our financial and other resources, including the timing and amount of expenditures that we may incur to develop, commercialize or acquire additional products and technologies or for other purposes, such as share repurchases, investments or the expansion of our facilities;
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
•
global supply chain interruptions; and
•
general industry, economic and market conditions such as inflation, tariffs and trade relations, interest rates, government shutdowns, bank failures and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

We are in the commercialization stage, and we may not be able to commercialize the Proteograph Product Suite as planned.

We have undertaken the broad commercialization of the Proteograph Product Suite and related products and services, and we may not be able to successfully execute on this phase as planned due to:

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

To the extent our broad commercialization plan is unsuccessful, our financial results will be adversely impacted.

Even if we are able to execute on our commercialization plan, our success depends on broad scientific and market acceptance of the Proteograph Product Suite, which we may fail to achieve.

Our ability to achieve and maintain scientific and commercial market acceptance of the Proteograph Product Suite will depend on a number of factors. We believe that the Proteograph is subject to the market forces and adoption curves common to other new technologies. The market for novel proteomics technologies and products is in its early stages of development. If widespread adoption of the Proteograph takes longer than anticipated, or broad scientific and market acceptance does not occur, we will continue to experience operating losses.

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

We have limited experience as a company in sales and marketing and our ability to successfully commercialize and grow our revenue depends on our being able to attract customers for the Proteograph Product Suite. Although members of our management team have considerable industry experience, we need to enhance our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise during the commercialization of the Proteograph Product Suite and related products and services. To perform sales, marketing, distribution, and customer service and support successfully, we face a number of risks, including:

•
our ability to attract, retain and manage the sales, marketing and customer service and support force necessary to commercialize and gain market acceptance for our technology;
•
the time and cost of establishing a specialized sales, marketing and customer service and support force; and
•
our sales, marketing and customer service and support force may be unable to execute successful commercialization activities.

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

Volatility and disruptions in the capital and credit markets could have an adverse effect on our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the Proteograph Product Suite and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy, rising inflation, rising interest rates, government shutdowns or bank failures could strain our customers’ budgets or cause delays in their payments to us. Additionally, there is ongoing uncertainty regarding the current administration’s economic and other policies and priorities, such as potential changes in trade restrictions or relationships, tariffs and exchange controls, and potential retaliatory tariffs by other countries. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations, and financial condition, and cause the stock price of our Class A common stock to decline.

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

In our development and commercialization plans for the Proteograph Product Suite, we may forego other opportunities that may provide greater revenue or be more profitable. If our research and product development efforts do not result in commercially viable products or services within anticipated timelines, or at all, our business and results of operations will be adversely affected. Any delay or failure by us to develop and release new versions of or enhancements to the Proteograph Product Suite or new products or product enhancements would have a substantial adverse effect on our business and results of operations.

Our sales have been concentrated in a small number of customers.

We are executing on our commercialization plan and our revenues have been concentrated in a relatively small number of customers, including a related party, PrognomiQ. For the years ended December 31, 2025 and 2024, PrognomiQ accounted for 5% and 17% of our revenue, respectively. If one or more customers, including PrognomiQ, terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations. See Note 5 - Revenue and Deferred Revenue and Note 11 - Related Party Transactions to our notes to financial statements included in Part I, Item 1, herein for further information regarding our relationship with PrognomiQ.

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

In addition, various state, federal and international agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. Recently, budget cuts and layoffs at various federal agencies and programs, including at the National Institute of Health (NIH), have created uncertainty and led to budget cuts at various research organizations and institutes that rely on NIH funding. In addition, recent shutdowns of the federal government have halted the flow of government research funding, including from the NIH, for a significant period. There is no guarantee that NIH appropriations will not be halted or decreased in the future. A decrease in the amount of, or delay in the approval of, appropriations to NIH or other similar United States or international organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our products. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, results of operations, financial condition and prospects.

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

We face significant competition in the life sciences technology market. We currently compete with life sciences technology and the diagnostic companies that are supplying components, products and services that serve customers engaged in proteomics analysis. These companies include Agilent Technologies, Bio-Techne, Bruker, Danaher, DiaSorin, Illumina and Thermo Fisher Scientific. We also compete with a number of companies that have developed, or are developing, proteomic products and solutions, such as Alamar Biosciences, Nautilus Biotechnology, Quanterix, and Quantum-Si.

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

In August 2020, we transferred certain assets to PrognomiQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. In August 2024, the Company entered into a preferred stock purchase agreement with PrognomiQ, pursuant to which the Company purchased $10.0 million of PrognomiQ's Series D Preferred Stock. In July 2025, the Company made an additional $1.9 million investment in the same series. Subsequently, in January 2026, the Company made an additional $1.5 million investment in the same series.

As of December 31, 2025, we held approximately 24% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:

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

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act (SOX), which requires annual assessments by management of the effectiveness of our internal control over financial reporting. Because we re-qualified as a smaller reporting company, as of December 31, 2025, we are a non-accelerated filer and are no longer required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer.

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

We may in the future register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and applicable requirements under FDA’s QMSR, we would be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration.

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

If we sought and received regulatory clearance or approval for certain of our products, we would be subject to ongoing FDA obligations and continued regulatory oversight and review, including the general controls listed above and the FDA’s QMSR for our development and manufacturing operations. In addition, we would be required to obtain a new 510(k) clearance before we could introduce subsequent modifications or improvements to such products. We could also be subject to additional FDA post-marketing obligations for such products, any or all of which would increase our costs and divert resources away from other projects. If we sought and received regulatory clearance or approval and are not able to maintain regulatory compliance with applicable laws, we could be prohibited from marketing our products for use as, or in the performance of, clinical diagnostics and/or could be subject to enforcement actions, including warning letters and adverse publicity, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution.

In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we would need to comply with the new Medical Device Regulation 2017/745 (MDR) and In Vitro Diagnostic Regulation 2017/746 (IVDR), which came into force in 2021 and 2022, respectively. In 2025, the European Commission published its proposals on amendments to the MDR and IVDR as well as new transparency requirements. These regulations increase the clinical requirements and will increase the difficulty of regulatory approvals in Europe. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

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

Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In May 2024, the FDA published a final rule to regulate LDTs, which was vacated by the Texas district court in March 2025, clarifying that, while the FDA has jurisdiction to regulate diagnostic products, or tangible goods, the FDA does not have authority to regulate professional services performed by CLIA certified laboratories and regulated professionals. In June 2024, the U.S. Supreme Court overruled the case that established the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge rules and policies of the FDA. We cannot predict the outcome of these judicial challenges or how Congress or the FDA will regulate products in our industry in the future, or how that regulatory system will impact our business. Changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our products, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. There is significant uncertainty in the life sciences industry due to potential government shutdowns, layoffs and staff departures at the federal agencies, like the FDA, tariffs, and funding cuts for research, which can have a material effect on the operations of our customers and their demand for our products. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, privacy and security laws, Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.

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

It is unclear how future legislation, executive orders, new regulations, and other actions by federal and state governments, including changes in the leadership of FDA and other federal agencies, will impact the industry, including our business and that of our customers. Budget cuts to research and federal agencies, layoffs at federal agencies, hiring freezes, return-to-office policies, the current government shutdown, lapse in government appropriations and other measures taken by the current administration, including measures by the Department of Government Efficiency, can have a material impact on our industry, including the business of our customers and our operations. In the future, to the extent we or our partners develop any medical devices subject to FDA regulation, failure to comply with applicable regulatory requirements can result in enforcement action by the government, which may include warning letters, untitled letters, fines, injunctions, civil penalties, recall or seizure of products, among others.

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

Additionally, organizational changes to the USPTO could increase the uncertainties, timing and costs related to the prosecution of our patent applications. Reductions in the staff available to process, review and make decisions regarding patent applications as well as complete other patent-related activities could delay or prevent us from successfully prosecuting our current or future patent applications. Over the last few years, the U.S. government has shut down several times and certain regulatory agencies have had to furlough staff and stop critical activities. A prolonged government shutdown could prevent the timely review of our patent applications by the USPTO, which could delay the issuance of any U.S. patents to which we might otherwise be entitled.

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

In June 2023, the European Unitary Patent system and the European Unified Patent Court (“UPC”) were launched. European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the UPC. In addition, conventional European patents, both already granted at the time the new system began and granted thereafter, are subject to the jurisdiction of the UPC, unless actively opted out. This was a significant change in European patent practice, and deciding whether to opt-in or opt-out of Unitary Patent practice entails strategic and cost considerations. The UPC provides third parties, including our competitors, with a new forum to centrally revoke our European patents and makes it possible for a third party to obtain pan-European injunctions against us. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC, particularly as there is limited precedent for the court, increasing the uncertainty of any litigation in the UPC. While we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, doing so may preclude us from realizing the benefits of the UPC. Moreover, the decision whether to opt-in or opt-out of Unitary Patent status will require coordinating with co-applicants, if any, adding complexity to any such decision.

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

Our owned and licensed patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents and patent applications) have been, and may be challenged at a future point in time in third-party observations, opposition, revocation, nullification, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we or our licensor initiate legal proceedings against a third party to enforce a patent covering our products or services, the defendant could counterclaim that such patent covering our products or services, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. For example, on October 7, 2024, PreOmics GmbH and Biognosys AG filed a petition for Inter Partes Review before the USPTO (Case No. IPR2024-01473), challenging the validity of select claims of U.S. Patent No. 11,435,360, (the 360 patent), which is exclusively licensed from The Brigham and Women’s Hospital, Inc. (BWH); and on April 17, 2025, the Patent Trial and Appeal Board (PTAB) of the USPTO instituted Inter Partes Review of certain claims. The petition alleges, among other things, the challenged claims are invalid for anticipation or obviousness over the prior art. In Germany, an anonymous third party initiated a nullity action against European Patent EP3554681 and a cancellation request against Utility Model No. 202017007363 on November 18, 2024 and January 13, 2025, respectively, which patents are exclusively licensed from BWH. These actions allege, among other things, that the patents are invalid for lack of novelty and inventive step over the prior art. Furthermore, on May 27, 2025, an anonymous third party filed an Opposition to European Patent 4,056,263, which is exclusively licensed from BWH, alleging, among other things, that the patent is invalid for lack of novelty and inventive step. These proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our products, or exclude our competitor’s products. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensor, our or its patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our products, services and technologies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property, or develop or commercialize current or future products.

We may not be aware of all third-party intellectual property rights potentially relating to our products or services. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in derivation proceedings or other post-grant proceedings declared by the USPTO, or other similar proceedings in non-U.S. jurisdictions, that could result in substantial cost to us and the loss of valuable patent protection. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, regardless of the merit of such proceedings and regardless of whether we are successful, we could experience significant costs and our management may be distracted. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business could be harmed.

We have relied and expect to rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary and confidential information, including parts of the Proteograph Product Suite and related services, to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel in and between academia and industry.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a utility patent is generally 20 years from its earliest U.S. non-provisional filing date. While extensions may be available, the life of a patent, and the protection it affords, is limited. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. Even if patents covering our products or services are obtained, once the patent life has expired, we may be open to competition from competitive products. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, which could have a material adverse effect on our business, financial condition and results of operations.

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

If third parties, including our competitors, believe that our products or technologies infringe, misappropriate or otherwise violate their intellectual property, such third parties may seek to enforce their intellectual property, including patents, by filing an intellectual property-related lawsuit, including patent infringement lawsuit, against us. Even if we believe the third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. For example, we are aware of a U.S. issued patent owned by a third party that is directed to a method for diagnosing a biological condition by analyzing certain types of proteins, including through the use of nanoparticles. Such patent is expected to expire in 2026, without taking into account any possible patent term adjustments or extensions. We are also aware of pending patent applications in Europe and the United States owned by a third party directed to methods of identifying biomarkers in biofluids using nanoparticles, which is projected to expire in 2037 without taking into account any possible patent term extensions. Such patents and patent application could be construed or claim scope obtained to cover certain aspects of our current or future products, services or technologies, including the Proteograph Product Suite. If any of these third parties, or any other third parties, were to assert these or any other patents against us and we are unable to successfully defend against any such assertion, we may be required, including by court order, to cease the development and commercialization of the infringing products, services or technologies and we may be required to redesign such products, services or technologies so they do not infringe such patents, which may not be possible or may require substantial monetary expenditures and time. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed such patents. We could also be required to obtain a license to such patents in order to continue the development and commercialization of the infringing product or technology, however such a license may not be available on commercially reasonable terms or at all, including because certain of these patents are held by or may be licensed to our competitors. Even if such license were available, it may require substantial payments or cross-licenses under our intellectual property rights, and it may only be available on a nonexclusive basis, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

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
•
sales of our Class A common stock by us or sales of our Class A common stock by our insiders or other stockholders, or future stock issuances;
•
the perceived solvency of financial institutions with which we have financial deposits or investments in excess of insurance limits;
•
general economic, industry and market conditions, including government shutdowns or changes in tariffs or trade restrictions or relationships; and
•
health epidemics, natural disasters or major catastrophic events.

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

The multi-class structure of our common stock had the effect of concentrating voting control with certain stockholders and it may depress the trading price of our Class A common stock.

Our Class A common stock, which is our publicly-traded class of stock, has one vote per share, and our Class B common stock has ten votes per share, except as otherwise required by law. No shares of our Class B common stock is outstanding.

On December 9, 2025, all of the Company's outstanding Class B common stock were automatically converted (the "Conversion") into the same number of shares of Class A common stock pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, as amended. We do not expect to issue any additional shares of Class B common stock following the Conversion. On December 12, 2025, the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion.

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
•
any stockholder-proposed amendment to our amended and restated bylaws requires the approval of stockholders holding two-thirds of the voting power of our then outstanding capital stock;
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

As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards (NOLs) of $262.4 million and $226.6 million, respectively, which if not utilized will expire in 2035 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes.

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

We design and assess our program based on recommendations from trusted sources, such as the National Institute of Standards and Technology and the Center for Internet Security, as well as information security standards issued by the International Organization for Standardization, including ISO 27001. In 2025, our cybersecurity systems and processes achieved ISO 27001 certification. We use these cybersecurity frameworks and information security standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

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

Holders of Common Stock

As of February 23, 2026, there were 27 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Issuer Purchases of Equity Securities

The following table represents a month-to-month summary of information with respect to purchases of common stock made during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31	—	$—	—	$3,145
November 1 - November 30	—	$—	—	$3,145
December 1 - December 31	31,923	$1.79	31,923	$3,088
Total	31,923	$1.79	31,923

(1) All shares of common stock were retired upon repurchase.

(2) Average price paid per share is calculated on a settlement basis and excludes broker commissions and excise tax.

(3) On May 3, 2024, the Company’s Board of Directors approved the Share Repurchase Program under which the Company is authorized to purchase up to $25.0 million of its issued and outstanding Class A common stock.

On February 25, 2026, the Company's Board of Directors authorized an additional repurchase up to $25.0 million of its issued and outstanding Class A common stock.

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

Our ability to generate product and service revenue sufficient to achieve profitability, if ever, will depend on the successful commercialization of the Proteograph Product Suite and related products and services. In May 2025, we advanced our commercial offering with the launch of the new Proteograph Product Suite, featuring the Proteograph ONE assay and SP200 automation instrument. With the new Proteograph workflow, we believe we have achieved a transformative milestone by significantly improving the performance and scalability of deep, unbiased proteomic analysis. These advancements push the boundaries of the original capabilities of the Proteograph Product Suite launched in 2021, further addressing limitations in deep, unbiased proteomic workflows, including prohibitive costs of large-scale studies, time-consuming manual workflows, and performance variability introduced by manual handling.

We market and sell the Proteograph Product Suite as an integrated solution comprised of consumables, our automation instrument and software. Our commercial strategy is focused on growing adoption of the Proteograph by researchers in academic and commercial settings, expanding the installed base, increasing utilization to generate revenue from the purchase of Proteograph consumables and growing our service offering through the Seer Technology Access Center (STAC). We expect a highly efficient sales model because our workflow integrates with most existing proteomics laboratories’ workflows and it also complements large-scale genomics research. We are focused on removing barriers to access to the Proteograph, including through the STAC service offering.

We sell the Proteograph Product Suite through a direct sales channel in the United States, and through both direct and distributor sales channels in regions outside the United States. We have built, and will continue to build our sales, marketing, support and product distribution capabilities. In addition, we will continue to build the necessary infrastructure for these activities in the United States, European Union, the United Kingdom, and other countries and regions, including Asia-Pacific, as we execute on our commercialization strategy for the Proteograph.

We leverage well-established unit operations to formulate and manufacture our NPs at our facilities in Redwood City, California. We procure certain components of our consumables from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing our proprietary engineered NPs. We are currently manufacturing using our production-scale lines and continue to build out our manufacturing capabilities to support broad commercial availability of our products. We obtain some of the reagents and components used in the Proteograph workflow from third-party suppliers. While some of these reagents and components are currently sourced from a single supplier, these products are readily available from numerous suppliers. While we currently perform some filling and packaging of the Proteograph assay and the related consumables, we may eventually have our filling and packaging outsourced to a third party. We conduct vendor and component qualification for components provided by third-party suppliers and quality control tests on our NPs.

We designed the automation instrument and have outsourced its manufacturing to Hamilton Company, a leading manufacturer of automated liquid handling workstations. We have entered into a non-exclusive agreement with Hamilton that covers the manufacturing of the automation instrument and its continued supply on a purchase order basis. Starting in January 2025, we renewed the agreement under an extended term through December 2027. Following this extended term, the agreement will automatically renew annually for a maximum of two one-year renewal periods. Hamilton has represented to us that it maintains ISO 9001 and ISO 13485 certifications.

During the years ended December 31, 2025 and 2024, we incurred a net loss of $73.6 million and $86.6 million and used $44.4 million and $46.1 million of cash in operations, respectively. As of December 31, 2025, we had an accumulated deficit of $466.0 million and cash, cash equivalents, and investments of $240.6 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future.

Our expenses may increase in connection with our ongoing activities, as we:

•
broadly market and sell the Proteograph Product Suite;
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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Year ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
Product	$11,207	$8,695	$2,512	29%
Service	4,151	2,960	1,191	40%
Related party	761	2,292	(1,531)	(67)%
Other	459	223	236	106%
Total revenue	16,578	14,170	2,408	17%
Cost of revenue:
Product	5,336	4,402	934	21%
Service	1,531	1,465	66	5%
Related party	224	712	(488)	(69)%
Other	1,022	536	486	91%
Total cost of revenue	8,113	7,115	998	14%
Gross profit	8,465	7,055	1,410	20%
Operating expenses:
Research and development	43,874	50,585	(6,711)	(13)%
Selling, general and administrative	42,583	56,571	(13,988)	(25)%
Total operating expenses	86,457	107,156	(20,699)	(19)%
Loss from operations	(77,992)	(100,101)	22,109	(22)%
Other income (expense):
Interest income	11,522	16,666	(5,144)	(31)%
Loss on equity method investment	(5,919)	(2,649)	(3,270)	123%
Other expense	(1,010)	(417)	(593)	142%
Total other income	4,593	13,600	(9,007)	(66)%
Loss before provision for income taxes	(73,399)	(86,501)	13,102	(15)%
Provision for income taxes	201	98	103	105%
Net loss	$(73,600)	$(86,599)	$12,999	(15)%

Revenue

	Year ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$16,578	$14,170	$2,408	17%

Revenue in fiscal year 2025 increased by $2.4 million, or 17% as compared to the prior year. The increase was due to higher product sales and service revenue.

Cost of Revenue

	Year ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$8,113	$7,115	$998	14%

Cost of revenue in fiscal year 2025 increased by $1.0 million, or 14% as compared to the prior year. The increase was primarily due to higher volume from consumables sales.

Research and Development

	Year ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$43,874	$50,585	$(6,711)	(13)%

Research and development expenses in fiscal year 2025 decreased by $6.7 million, or 13% as compared to the prior year. The decrease was primarily due to a $2.5 million decrease in stock-based compensation, a $2.2 million decrease in allocated costs, a $1.6 million decrease in laboratory expenses, and a $0.5 million decrease in professional services.

Selling, General and Administrative

	Year ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Selling, general and administrative	$42,583	$56,571	$(13,988)	(25)%

Selling, general and administrative expenses in fiscal year 2025 decreased by $14.0 million, or 25% as compared to the prior year. The decrease was primarily due to a $9.2 million decrease in stock-based compensation, a $2.0 million decrease in professional services, a $0.9 million decrease in allocated costs, a $0.8 million decrease in business expenses, a $0.3 million decrease in facility expenses, a $0.3 million decrease in travel expenses, and a $0.2 million decrease in employee compensation costs.

Total Other Income

	Year ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Total other income	$4,593	$13,600	$(9,007)	(66)%

Total other income in fiscal year 2025 decreased by $9.0 million, or 66% as compared to the prior year. The decrease was primarily due to the loss in the equity method investment and lower rates of interest earned on cash invested in money market funds, U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities and loss on asset disposals.

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

Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of each of December 31, 2025 and 2024, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease.

From time to time, we have certain purchase commitments related to our inventory management, cloud-based information systems, property and equipment maintenance and support services, and various other products and services over periods that extend beyond one year. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments amounted to $0.4 million as of December 31, 2025.

We take a long-term view in growing and scaling our business and regularly review opportunities that meet our long-term growth objectives. Our future capital requirements will depend on many factors including our revenue growth rate, investments in continued commercialization efforts, acquisitions of complementary or enhancing technologies or businesses, including intellectual property rights, the timing and extent of additional capital expenditures to invest in existing and new facilities and equipment, the expansion of sales and marketing and international activities and the extent and magnitude of our ongoing research and development programs.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(44,448)	$(46,109)
Net cash provided by investing activities	61,548	65,858
Net cash used in financing activities	(10,568)	(11,495)
Net increase in cash, cash equivalents and restricted cash	$6,532	$8,254

Operating Activities

In 2025, cash used in operating activities was $44.4 million, attributable to a net loss of $73.6 million and a net change in our net operating assets and liabilities of $0.6 million, partially offset by non-cash charges of $29.7 million. Non-cash charges primarily consisted of $15.4 million of stock-based compensation, $6.1 million of depreciation and amortization, $5.9 million of loss on equity method investment, $1.1 million of net amortization of premium on available-for-sale securities, and $1.0 million of loss on disposal of property and equipment. The change in our net operating assets and liabilities was primarily due to an increase in inventory levels of $2.9 million, a decrease of $1.6 million in prepaid expenses and other assets, which was partially offset by an increase in accounts payable of $1.1 million.

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

Investing Activities

In 2025, cash provided by investing activities was $61.5 million, which was attributable to the proceeds from maturities of available-for-sale securities of $237.8 million and proceeds from disposal of property and equipment of $0.6 million. This was offset by the purchases of available-for-sale securities of $173.2 million, purchase of investment in equity security of $1.9 million, and purchases of property and equipment of $1.8 million, which was primarily for laboratory equipment.

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

Financing Activities

In 2025, cash used in financing activities was $10.6 million, which was primarily attributable to the repurchases of Class A common stock under our share repurchase program of $10.2 million and the taxes withholding payments related to net settlement of restricted stock units of $0.8 million. This partially was offset by the proceeds of $0.4 million from the issuance of Class A common stock in connection with the employee stock purchase plan.

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

Stock-Based Compensation

Stock-based compensation expense relates to stock options with service-based vesting conditions, stock options with market-based vesting conditions, stock purchase rights under our employee stock purchase plan (ESPP), and restricted stock units (RSUs). All awards are measured at fair value on grant date and forfeitures are recognized as they occur.

We estimate the fair value of stock options with service conditions and stock purchase rights under our ESPP on the grant date using the Black-Scholes option pricing model. We use the straight-line method to allocate compensation cost to reporting periods over the requisite service period in which the awards are expected to vest.

The Black-Scholes option pricing model considers several variables and assumptions in estimating the fair value of service-based stock options and stock purchase rights under our ESPP. These variables include the per share fair value of the underlying common stock, expected term, expected volatility, risk-free interest rate and expected dividend yield over the expected term. For all service-based stock options granted, we calculate the expected term using the simplified method for “plain vanilla” stock option awards. For the expected volatility, we use the historical volatility of the stock price of our Class A common stock. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay dividends on our common stock.

For stock options with market-based vesting conditions, stock-based compensation expense is recognized using an accelerated attribution method based on the derived service periods and not reversed if the achievement of the market condition does not occur. The fair value of these stock options is estimated using the Monte Carlo simulation model.

We will continue to use judgment in evaluating the expected volatility, expected terms, and interest rates utilized for our stock-based compensation calculations on a prospective basis. Assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information regarding recent accounting pronouncements, including the respective expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk that relates to our cash and cash equivalents and investments held in money market funds, U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and investments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Seer, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seer, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

March 2, 2026

We have served as the Company's auditor since 2018.

SEER, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$47,285	$40,753
Short-term investments	138,612	195,657
Accounts receivable, net	4,282	3,997
Related party receivables	300	379
Other receivables	1,370	1,853
Inventory	7,795	7,436
Prepaid expenses and other current assets	1,890	3,248
Total current assets	201,534	253,323
Long-term investments	54,686	63,103
Operating lease right-of-use assets	20,488	22,791
Property and equipment, net	14,754	18,575
Restricted cash	524	524
Other assets	4,097	8,281
Total assets	$296,083	$366,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,611	$4,621
Accrued expenses	7,135	7,937
Deferred revenue	341	408
Operating lease liabilities, current	2,575	2,312
Other current liabilities	29	50
Total current liabilities	15,691	15,328
Operating lease liabilities, net of current portion	21,077	23,652
Other noncurrent liabilities	8	48
Total liabilities	36,776	39,028
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of December 31, 2025 and 2024; zero shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of December 31, 2025 and 2024; 56,219,599 and 55,083,123 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Class B common stock, $0.00001 par value; 134,268 and 6,000,000 shares authorized as of December 31, 2025 and 2024, respectively; zero and 4,044,969 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	724,819	719,804
Accumulated other comprehensive gain	459	136
Accumulated deficit	(465,972)	(392,372)
Total stockholders’ equity	259,307	327,569
Total liabilities and stockholders’ equity	$296,083	$366,597

The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue:
Product	$11,207	$8,695
Service	4,151	2,960
Related party	761	2,292
Other	459	223
Total revenue	16,578	14,170
Cost of revenue:
Product	5,336	4,402
Service	1,531	1,465
Related party	224	712
Other	1,022	536
Total cost of revenue	8,113	7,115
Gross profit	8,465	7,055
Operating expenses:
Research and development	43,874	50,585
Selling, general and administrative	42,583	56,571
Total operating expenses	86,457	107,156
Loss from operations	(77,992)	(100,101)
Other income (expense):
Interest income	11,522	16,666
Loss on equity method investment	(5,919)	(2,649)
Other expense	(1,010)	(417)
Total other income	4,593	13,600
Loss before provision for income taxes	(73,399)	(86,501)
Provision for income taxes	201	98
Net loss	$(73,600)	$(86,599)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	323	328
Comprehensive loss	$(73,277)	$(86,271)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.28)	$(1.39)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	57,447,580	62,348,012

The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balance at December 31, 2023	64,298,676	$1	$702,868	$(305,773)	$(192)	$396,904
Issuance of Class A common stock from exercise of options and release of restricted stock units	1,085,291	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock	—	—	4	—	—	4
Issuance of Class A common stock in connection with employee stock purchase plan	214,227	—	321	—	—	321
Repurchases of Class A common stock under share repurchase program	(6,470,102)	—	(11,816)	—	—	(11,816)
Stock-based compensation	—	—	28,427	—	—	28,427
Other comprehensive gain	—	—	—	—	328	328
Net loss	—	—	—	(86,599)	—	(86,599)
Balance at December 31, 2024	59,128,092	1	719,804	(392,372)	136	327,569
Issuance of Class A common stock from exercise of options and release of restricted stock units, net of shares settled for tax withholding	2,124,651	—	(771)	—	—	(771)
Issuance of Class A common stock in connection with employee stock purchase plan	231,665	—	402	—	—	402
Repurchases of Class A common stock under share repurchase program	(5,264,809)	—	(10,199)	—	—	(10,199)
Stock-based compensation	—	—	15,583	—	—	15,583
Other comprehensive gain	—	—	—	—	323	323
Net loss	—	—	—	(73,600)	—	(73,600)
Balance at December 31, 2025	56,219,599	$1	$724,819	$(465,972)	$459	$259,307

The accompanying notes are an integral part of these consolidated financial statements.

SEER, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(73,600)	$(86,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,414	28,207
Depreciation and amortization	6,104	6,176
Loss on disposal of property and equipment	1,014	279
Net amortization of premium on available-for-sale securities	1,141	3,053
Provision for inventory excess and obsolescence	148	179
Non-cash operating lease expense	(9)	91
Loss on equity method investment	5,919	2,649
Changes in operating assets and liabilities:
Accounts receivable, net	277	487
Prepaid expenses and other assets	1,570	(92)
Inventory	(2,901)	(2,668)
Accounts payable	1,062	3,355
Deferred revenue	(67)	202
Accrued liabilities and other liabilities	(520)	(1,428)
Net cash used in operating activities	(44,448)	(46,109)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,797)	(3,584)
Proceeds from disposal of property and equipment	646	343
Purchases of available-for-sale securities	(173,170)	(262,926)
Proceeds from maturities of available-for-sale securities	237,814	342,025
Purchase of equity security	(1,945)	(10,000)
Net cash provided by investing activities	61,548	65,858
FINANCING ACTIVITIES
Proceeds from exercise of Class A common stock options	56	—
Repurchases of Class A common stock under share repurchase program	(10,199)	(11,816)
Taxes paid related to net settlement of restricted stock units	(827)	—
Proceeds from issuance of Class A common stock in connection with employee stock purchase plan	402	321
Net cash used in financing activities	(10,568)	(11,495)
Net increase in cash, cash equivalents and restricted cash	6,532	8,254
Cash, cash equivalents and restricted cash, beginning of period	41,277	33,023
Cash, cash equivalents and restricted cash, end of period	$47,809	$41,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$182	$154

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Capitalized stock-based compensation related to internal-use software development	$169	$220
Property and equipment purchases included in accounts payable and accrued expenses	$131	$248
Inventory transferred to property and equipment	$2,456	$242
Property and equipment transferred to inventory	$62	$699

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

Liquidity

As of December 31, 2025, the Company has incurred significant losses and has had negative cash flows from operations. As of December 31, 2025, the Company had cash and cash equivalents and investments of $240.6 million and an accumulated deficit of $466.0 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of December 31, 2025 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying consolidated financial statements.

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

SEER, INC.

Notes to Consolidated Financial Statements

In fiscal years 2025 and 2024, the Company recognized revenue from a related party that represented 5% and 17%, respectively, of the Company’s total revenue.

In fiscal years 2025 and 2024, 40% and 33%, respectively, of the total revenue was generated outside of the United States, primarily from countries in Asia and Europe.

As of December 31, 2025, there were three customers, which represented 13%, 11%, and 10% of the total accounts receivable balance. As of December 31, 2024, no single customer accounted for 10% or more of the total accounts receivable balance, including related party receivables.

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

As of December 31, 2025, the Company has an equity method investment in PrognomiQ. Refer to Note 11 for additional information.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds, U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities and are stated at fair value.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$47,285	$40,753
Restricted cash	524	524
Total cash, cash equivalents and restricted cash	$47,809	$41,277

SEER, INC.

Notes to Consolidated Financial Statements

Investments

The Company has designated all investments, which include U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities as available-for-sale, and therefore, such investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive loss. The cost of available-for-sale securities is adjusted for the amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion are included in other income (expense) on the consolidated statements of operations and comprehensive loss. Realized gains and losses and interest income on available-for-sale securities are also included in other income (expense). The cost of securities sold is based on the specific identification method. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation at each balance sheet date. As of December 31, 2025, the Company classifies its available-for-sale securities as short-term investments or long-term investments based on the remaining contractual maturity of the securities.

All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other than temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which an investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost. During the year ended December 31, 2025, the Company did not recognize any impairment charges on its investments.

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

SEER, INC.

Notes to Consolidated Financial Statements

Accounts Receivable, Net

Accounts receivable consist of amounts due from customers for the sales of products and services, net of any allowance for credit losses. The Company’s expected loss allowance methodology for receivables is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Balances are written off when they are ultimately determined to be uncollectible. As of December 31, 2025 and 2024, the allowance for credit losses related to accounts receivable was $0.1 million.

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

Other Revenue

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

SEER, INC.

Notes to Consolidated Financial Statements

Cost of Revenue

The Company utilizes third-party manufacturers for production of SP100 and SP200 instruments and it manufactures the nanoparticles and assembles the assay kits internally. Cost of revenue consists primarily of costs of the components of the Proteograph Product Suite, including the instruments and consumables, cost of services related to the generation and analysis of proteomic data on behalf of customers, and distribution-related expenses such as logistics and shipping costs. In addition, cost of revenue includes employee compensation, such as stock-based compensation and employee benefits, amortization of capitalized internal-use software, allocated overhead, including depreciation, and charges related to inventory reserves.

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

Stock-Based Compensation

Stock-based compensation expense relates to stock options with service-based vesting conditions, stock options with market-based vesting conditions, stock purchase rights under the employee stock purchase plan (ESPP), and restricted stock units (RSUs). All awards are measured at fair value on grant date and forfeitures are recognized as they occur.

The fair value of stock options with service conditions and stock purchase rights under our ESPP on the grant date is determined using the Black-Scholes option pricing model. The fair value of the awards is recognized as expense on a straight-line basis over the requisite service period in which the awards are expected to vest.

The Black-Scholes option pricing model considers several variables and assumptions in estimating the fair value of service-based stock options and stock purchase rights under the ESPP. These variables include the per share fair value of the underlying common stock, expected term, expected volatility, risk-free interest rate and expected dividend yield over the expected term. For all service-based stock options granted, the Company calculates the expected term using the simplified method for “plain vanilla” stock option awards. For the expected volatility, the Company uses the historical volatility of the stock price of its Class A common stock. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay dividends on its common stock.

For stock options with market-based vesting conditions, stock-based compensation expense is recognized using an accelerated attribution method based on the derived service periods and not reversed if the achievement of the market condition does not occur. The fair value of these stock options is estimated using the Monte Carlo simulation model.

SEER, INC.

Notes to Consolidated Financial Statements

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax liability that is more likely than 50 percent to be realized. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax. For the years ended December 31, 2025 and 2024, there were no interest and penalties.

SEER, INC.

Notes to Consolidated Financial Statements

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

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

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

SEER, INC.

Notes to Consolidated Financial Statements

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 effective January 1, 2025, on a prospective basis and did not have a material impact on the consolidated financial statements. Refer to Note 13 for further information.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

SEER, INC.

Notes to Consolidated Financial Statements

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which replaces the current stage-based capitalization model with a principles-based approach. Under the new guidance, costs are capitalized once management authorizes and commits to funding the software project, it is probable that the project will be completed and the software will be used to perform the function intended. The update is effective for annual periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual period. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

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

3.
FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables set forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$41,832	$—	$—	$41,832
Commercial paper	—	2,978	—	2,978
Total cash equivalents	41,832	2,978	—	44,810
Investments:
U.S. Treasury securities	—	90,762	—	90,762
U.S. Non-Treasury securities	—	2,374	—	2,374
Commercial paper	—	13,563	—	13,563
Corporate debt securities	—	86,599	—	86,599
Total investments	—	193,298	—	193,298
Total assets measured at fair value	$41,832	$196,276	$—	$238,108

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$36,097	$—	$—	$36,097
Commercial paper	—	4,191	—	4,191
Total cash equivalents	36,097	4,191	—	40,288
Investments:
U.S. Treasury securities	—	150,116	—	150,116
Commercial paper	—	12,239	—	12,239
Corporate debt securities	—	96,405	—	96,405
Total investments	—	258,760	—	258,760
Total assets measured at fair value	$36,097	$262,951	$—	$299,048

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

The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$41,832	$—	$—	$41,832
Commercial paper	2,978	—	—	2,978
Total cash equivalents	44,810	—	—	44,810
Investments:
U.S. Treasury securities	90,508	254	—	90,762
U.S. Non-Treasury securities	2,373	1	—	2,374
Commercial paper	13,555	8	—	13,563
Corporate debt securities	86,403	196	—	86,599
Total investments	192,839	459	—	193,298
Total assets measured at fair value	$237,649	$459	$—	$238,108

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$36,097	$—	$—	$36,097
Commercial paper	4,191	—	—	4,191
Total cash equivalents	40,288	—	—	40,288
Investments:
U.S. Treasury securities	150,095	121	(100)	150,116
Commercial paper	12,227	12	—	12,239
Corporate debt securities	96,302	209	(106)	96,405
Total investments	258,624	342	(206)	258,760
Total assets measured at fair value	$298,912	$342	$(206)	$299,048

SEER, INC.

Notes to Consolidated Financial Statements

As of December 31, 2025, the Company does not have investments that have been in a continuous unrealized loss position for twelve months or longer. To date, the Company has not recorded any credit loss charges on marketable securities related to other-than-temporary declines in market value. As of December 31, 2025, $54.7 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of December 31, 2025 and 2024, the Company recorded $1.4 million and $1.9 million, respectively, of accrued interest related to its available-for-sale investments and is presented as other receivables on the consolidated balance sheets.

4.
OTHER FINANCIAL STATEMENT INFORMATION

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$3,665	$3,164
Work-in-progress	46	76
Finished goods	4,084	4,196
Total inventory	$7,795	$7,436

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$26,388	$28,723
Computer equipment and software	3,358	1,984
Furniture and fixtures	681	681
Leasehold improvements	3,626	3,577
Construction-in-progress	127	424
Property and equipment	34,180	35,389
Less: accumulated depreciation and amortization	(19,426)	(16,814)
Total property and equipment, net	$14,754	$18,575

For the years ended December 31, 2025 and 2024, the Company recognized depreciation and amortization expense of $6.1 million and $6.2 million, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation	$5,597	$5,972
Accrued taxes	635	471
Accrued professional services	314	320
Other	589	1,174
Total accrued expenses	$7,135	$7,937

SEER, INC.

Notes to Consolidated Financial Statements

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

Deferred revenue activities consist of the following (in thousands):

	December 31,
	2025	2024
Deferred revenue, current and noncurrent, as of the beginning of period	$456	$270
Additions	662	763
Revenue recognized	(771)	(577)
Deferred revenue, current and noncurrent, as of the end of period	$347	$456

The transaction price allocated to remaining performance obligations relates to amounts allocated to products, services and lease arrangements for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations that will be satisfied and recognized as revenue in future periods. As of December 31, 2025, the Company had $0.3 million of remaining performance obligations, of which 82% is expected to be recognized within twelve months.

6. CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2025, the Company is authorized to issue 99,134,268 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 134,268 shares of Class B common stock, and 5,000,000 shares of preferred stock.

Class A and Class B common stock have a par value of $0.00001 per share. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Class B common shares are convertible to Class A common shares at any time at the option of the holder on a one-for-one basis. On December 9, 2025, all of the Company's outstanding Class B common stock were automatically converted (the "Conversion") into the same number of shares of Class A common stock pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, as amended. We do not expect to issue any additional shares of Class B common stock following the Conversion. On December 12, 2025, the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion.

Holders of common stock are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

SEER, INC.

Notes to Consolidated Financial Statements

Share Repurchase Program

The following table summarizes the Company's share repurchase activity for each fiscal year (in thousands except per share data):

	December 31,
	2025	2024
Number of shares repurchased	5,264,809	6,470,102
Total cost (1)	$10,199	$11,816
Average per share cost (2)	$1.93	$1.82

(1) Includes broker commissions and excludes excise tax.

(2) Average price paid per share is calculated on a settlement basis and excludes broker commissions and excise tax.

As of December 31, 2025, the Company has a total of $3.1 million, excluding broker commissions and excise tax, available under the current authorization for additional share repurchases.

On February 25, 2026, the Company's Board of Directors authorized an additional repurchase of up to $25.0 million of its issued and outstanding Class A common stock.

7.
EQUITY INCENTIVE PLANS

In 2017, the Company adopted the 2017 Stock Incentive Plan (2017 Plan), which provided for the granting of awards to employees, directors, and consultants of the Company. Awards issuable under the 2017 Plan included incentive stock options (ISOs), nonqualified stock options (NSOs), and restricted stock awards. In 2020, the Company adopted the 2020 RSU Equity Incentive Plan (2020 RSU Plan), which provided for the granting of RSUs to employees and consultants of the Company and any parent or subsidiary of the Company and members of the board of directors.

In 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan), which became effective in connection with the IPO. Awards issuable under the 2020 Plan include ISOs, NSOs, restricted stock awards, RSUs, stock appreciation rights and performance awards, to employees and consultants of the Company or any parent or subsidiary of the Company and members of the board of directors. The Company’s 2017 Plan and 2020 RSU Plan were terminated in connection with the IPO and no further grants will be made under the 2017 Plan and 2020 RSU Plan from the date that the 2020 Plan became effective.

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

SEER, INC.

Notes to Consolidated Financial Statements

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

SEER, INC.

Notes to Consolidated Financial Statements

Stock Options

Stock options to purchase the Company’s Class A common stock may be granted at a per share exercise price not less than the fair market value of a share of the Company’s Class A common stock at the date of grant in the case of both NSOs and ISOs, except for grants of ISOs to an employee who owns more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary of the Company, in which case the per share exercise price shall be no less than 110% of the fair market value per Class A common stock on the grant date. Stock options granted under the 2017 Plan and 2020 Plan generally vest over four years and expire no later than 10 years from the date of grant. Additional shares subject to certain equity awards that otherwise would have returned to the 2017 Plan or the 2020 RSU Plan may become available for issuance under the 2020 Plan. The 2020 Plan also provides for an annual, automatic increase in the number of shares of the Company’s Class A common stock reserved for issuance under the 2020 Plan as of the first day of each fiscal year of the Company beginning with the Company’s 2021 fiscal year, in an amount equal to the least of (a) 9,037,149 shares, (b) a number of shares equal to 5% of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (c) such number of shares determined by the administrator of the 2020 Plan prior to the date of such share increase. As of December 31, 2025, there are 3,591,506 shares of Class A common stock reserved for issuance under the 2020 Plan.

Stock option activity for the year ended December 31, 2025 is as follows:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	13,198,232	$2.86	6.3	$4,573
Options granted	964,266	2.17
Options exercised	(28,669)	1.98
Options forfeited	(961,117)	6.20
Balance at December 31, 2025	13,172,712	$2.83	5.4	$562
Vested and exercisable, December 31, 2025	8,185,158	$3.33	5.0	$412

The weighted-average grant date fair value of stock options granted to employees during the years ended December 31, 2025 and 2024, was $1.58 and $1.37 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024, was $6,000 and $11,000, respectively. As of December 31, 2025, the total unrecognized stock-based compensation related to unvested stock options, was $3.6 million, which the Company expects to recognize over a remaining weighted-average period of 2.0 years.

The fair value of stock options granted to employees, directors, and non-employees that are calculated using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.7% - 4.5%	3.5% - 4.7%
Expected volatility	79.4% - 85.5%	82.0% - 88.8%
Expected term (in years)	6.0	5.8 - 6.1
Expected dividend yield	—	—

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

For the years ended December 31, 2025 and 2024, the Company recognized compensation expense of $1.0 million and $1.8 million, respectively.

As of December 31, 2025, $0.7 million of unrecognized compensation cost related to unvested 2024 Market Condition Options is expected to be recognized as expense over a remaining weighted-average period of 1.9 years.

As of December 31, 2025, $0.6 million of unrecognized compensation cost related to unvested 2023 Market Condition Options is expected to be recognized as expense over a remaining weighted-average period of 2.0 years.

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

RSU activity for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	4,450,441	$4.26
Granted	1,308,683	2.29
Vested	(2,455,646)	5.37
Forfeited	(431,050)	2.81
Balance at December 31, 2025	2,872,428	$2.63

In connection with the vesting of restricted stock units, the Company withheld shares of Class A common stock to satisfy tax withholding and remittance obligations. For the year ended December 31, 2025, the Company withheld 359,664 shares of Class A common stock, which were retired, for $0.8 million.

As of December 31, 2025, the total unrecognized stock-based compensation related to RSUs was $6.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.2 years.

Employee Stock Purchase Plan

In November 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (ESPP), which was subsequently approved by the Company’s stockholders and became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation.

SEER, INC.

Notes to Consolidated Financial Statements

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

As of December 31, 2025, a total of 2,026,531 shares of Class A common stock are reserved for issuance under the ESPP. During the year ended December 31, 2025, 231,665 shares of Class A common stock were issued under the ESPP. As of December 31, 2025, the total unrecognized stock-based compensation related to the ESPP was $41,000, which the Company expects to recognize over a remaining weighted-average period of 0.4 years.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.8% - 4.3%	4.4% - 5.4%
Expected volatility	41.8% - 42.4%	48.6% - 66.3%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

Stock-Based Compensation

The following table summarizes the components of stock-based compensation recognized in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$462	$1,594
Research and development	6,069	8,533
Selling, general and administrative	8,883	18,080
Total stock-based compensation	$15,414	$28,207

8.
EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. In 2022, the Company implemented a 401(k) match program. For the fiscal years ended 2025 and 2024, the Company contributed $0.3 million and $0.6 million to the 401(k) plan, respectively.

SEER, INC.

Notes to Consolidated Financial Statements

9.
LEASES

As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end in September 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of each of December 31, 2025 and 2024, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease.

The components of lease expense and supplemental information were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease costs	$3,837	$4,061
Variable lease costs	924	976
Short-term lease costs	136	67
Total lease costs	$4,897	$5,104

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term (in years)	6.8	7.8
Weighted-average incremental borrowing rate	6.2%	6.2%

Variable lease costs primarily consist of common area maintenance.

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$3,846	$3,969

As of December 31, 2025, future minimum commitments under the Company’s non-cancelable facility operating leases are as follows:

Years ending December 31,
2026	$3,957
2027	4,072
2028	4,191
2029	4,312
2030	4,444
Thereafter	8,118
Total undiscounted future minimum lease payments	29,094
Present value adjustment for minimum lease commitments	(5,441)
Total operating lease liabilities	$23,653

SEER, INC.

Notes to Consolidated Financial Statements

10.
COMMITMENTS AND CONTINGENCIES

Purchase Commitments and Obligations

From time to time, the Company has certain purchase commitments related to its inventory management, cloud-based information systems, property and equipment maintenance and support services, and various other products and services over periods that extend beyond one year. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or are subject to change. These outstanding commitments amounted to $0.4 million and $4.5 million as of December 31, 2025 and 2024, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2025 and 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

As of December 31, 2025 and 2024, the Company recorded $0.3 million and $0.4 million in related party receivables, respectively, on the consolidated balance sheets mainly due from product sales and service revenue. For the years ended December 31, 2025 and 2024, the Company recognized revenue of $0.8 million, primarily from services, and $2.3 million, of which $1.6 million was from product sales, respectively, and is presented as related party revenue on the consolidated statements of operations and comprehensive loss.

On August 12, 2024, the Company entered into a preferred stock purchase agreement with PrognomiQ, pursuant to which the Company purchased $10.0 million of PrognomiQ's Series D Preferred Stock. On July 31, 2025, the Company made an additional $1.9 million investment in the same series. Subsequently, in January 2026, the Company made an additional $1.5 million investment. The investment is accounted for as an equity security in accordance with ASC 321.

SEER, INC.

Notes to Consolidated Financial Statements

As of December 31, 2025, the carrying value of the investment was $3.4 million and is included in other assets on the consolidated balance sheets. The carrying value is adjusted by the Company's share in loss in the equity method investment. For the year ended December 31, 2025 and 2024, there were no impairment and recognized gains or losses to the carrying value.

12.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

As discussed above in Note 6, on December 9, 2025, all of the Company's outstanding Class B common stock were automatically converted (the "Conversion") into the same number of shares of Class A common stock pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, as amended. We do not expect to issue any additional shares of Class B common stock following the Conversion. On December 12, 2025, the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion. As the liquidation and dividend rights were identical, the Company’s undistributed earnings or losses were allocated on a proportionate basis among the holders of Class A and Class B common stock. As a result, the net loss per share attributed to common stockholders was, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(73,600)	$(86,599)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	57,447,580	62,348,012
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.28)	$(1.39)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31,
	2025	2024
Class A common stock options issued and outstanding	13,172,712	13,198,232
Restricted stock units	2,872,428	4,450,441
Estimated ESPP shares to be issued	99,875	121,348
Total	16,145,015	17,770,021

SEER, INC.

Notes to Consolidated Financial Statements

13.
INCOME TAXES

The components of the provision for income taxes are summarized as follows (in thousands):

	Year ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Foreign	207	346
Total current	207	346

Deferred:
Federal	—	—
State	—	—
Foreign	(6)	(248)
Total deferred	(6)	(248)

Provision for income taxes	$201	$98

A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate for the year ended December 31, 2025, subsequent to the adoption of ASU 2023-09, including the amount and percentage of income before taxes, was as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	Amount	Percentage
Federal tax benefit at statutory rate	$(15,414)	21.0%
State taxes, net of federal benefit (1)	(242)	0.3%
Foreign tax effects	73	(0.1)%
Research and development credits	(1,560)	2.1%
Changes in valuation allowance	14,090	(19.2)%
Nontaxable or nondeductible items
Executive compensation	274	(0.4)%
Stock-based compensation	1,657	(2.3)%
Other	99	(0.1)%
Changes in unrecognized tax benefits	632	(0.9)%
Other adjustments	592	(0.8)%
Provision for income taxes	$201	(0.3)%

(1) State taxes in California made up greater than 50% of the tax effect in this category.

SEER, INC.

Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, was as follows (in thousands):

Year Ended December 31, 2024
Federal tax benefit at statutory rate	$(18,166)
State taxes, net of federal benefit	(2,492)
Change in valuation allowance	17,136
Stock-based compensation tax deduction over book expense	4,730
Permanent differences	33
Research and development credits	(2,123)
Executive compensation limitation	1,926
Other	(946)
Provision for income taxes	$98

Income taxes paid, net of refunds, during the period presented were as follows (in thousands):

Year Ended December 31, 2025
Federal	$—
State	—
Foreign
United Kingdon	154
Germany	28
Total income taxes paid, net of refunds	$182

Deferred income tax reflects the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The categories that give rise to significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$69,558	$50,602
Accruals and reserves	1,050	1,259
Research and development credits	10,435	8,538
Stock-based compensation	10,670	11,408
Lease liabilities	5,776	6,664
Capitalized research and experimentation	13,392	17,879
Fixed assets	—	269
Other	2,145	641
Gross deferred tax assets	113,026	97,260
Valuation allowance	(107,579)	(91,163)

Deferred tax liabilities:
Fixed assets	(190)	—
Right-of-use assets	(5,003)	(5,849)
Gross deferred tax liabilities	(5,193)	(5,849)
Total net deferred tax assets:	$254	$248

SEER, INC.

Notes to Consolidated Financial Statements

The tax benefit of net operating losses, temporary differences, and credit carryforwards are recorded as an asset to the extent that management assesses that realization is more likely than not. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred. In the U.S, a significant piece of objective negative evidence evaluated was the cumulative loss incurred since the Company’s incorporation in 2017. Such objective evidence limits the ability to recognize the domestic net deferred tax assets. The amount of the net deferred tax assets considered realizable, could be adjusted as estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as the Company’s projections for growth. For the years ended December 31, 2025 and 2024, the net changes in the net valuation allowance were an increase of $16.4 million and $17.1 million, respectively.

As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of approximately $262.4 million and $182.3 million, respectively, which will carryforward indefinitely for federal tax purposes. At December 31, 2025 and 2024, the Company had state net operating loss carryforwards of approximately $226.6 million and $185.7 million, respectively, which will begin to expire in 2035 for state tax purposes.

As of December 31, 2025 and 2024, the Company had federal research and development credit carryforwards of approximately $8.6 million and $7.0 million, respectively, which begin to expire in 2039 and state research and development credit carryforwards of approximately $6.8 million and $5.5 million, respectively, which will carry forward indefinitely.

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

As of December 31, 2025 and 2024, the Company had unrecognized tax benefits of approximately $3.8 million and $3.1 million, respectively. The amount of unrecognized tax benefits is not expected to significantly change over the next twelve months. No amounts, outside of valuation allowance, would impact the effective tax rate on the continuing operations. The beginning and ending unrecognized tax benefits amounts are as follows (in thousands):

	December 31,
	2025	2024
Beginning balance	$3,136	$2,364
Change related to prior year positions	—	—
Change related to current year positions	697	772
Ending balance	$3,833	$3,136

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. Management determined that no accrual for interest and penalties was required as of December 31, 2025.

The Company files tax returns in the U.S., United Kingdom, and Germany. Domestic tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

SEER, INC.

Notes to Consolidated Financial Statements

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

The following table sets forth information on segment net loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$16,578	$14,170
Cost of revenue	8,113	7,115
Gross profit	8,465	7,055
Operating expenses:
Compensation expenses	35,042	36,774
Stock-based compensation	15,414	28,207
Professional expenses	12,579	15,032
Business expenses	9,304	9,852
Facility expenses	6,093	6,379
Depreciation and amortization	5,123	5,836
Other (1)	2,902	5,076
Total operating expenses	86,457	107,156

Interest income	11,522	16,666
Loss on equity method investment	(5,919)	(2,649)
Other expense	(1,010)	(417)
Provision for income taxes	201	98
Net loss	$(73,600)	$(86,599)

(1)
Other includes laboratory expenses, travel expenses, and allocated costs.

As of December 31, 2025 and 2024, long-lived assets were primarily located in the United States.

15. SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2025, the date of these consolidated financial statements, through March 2, 2026, which represents the date the consolidated financial statements were available to be issued for events requiring recording or disclosure in the consolidated financial statements for the year ended December 31, 2025. The Company concluded that no events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of December 31, 2025 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

As of December 31, 2025, our management conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting based upon the framework in the Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

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

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39747	3.1	12/8/2020

3.2	Amendment to the Amended and Restatement Certificate of Incorporation of the Company.	8-K	001-39747	3.1	6/16/2023

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-39747	3.2	6/16/2023

3.4	Certificate of Retirement.	8-K	001-39747	3.1	12/12/2025

4.1	Form of common stock certificate of the Registrant.	S-1	333-250035	4.1	11/12/2020

4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-39747	4.2	3/3/2025

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-250035	10.1	11/12/2020

10.2+	2020 Equity Incentive Plan and related form agreements.	S-1/A	333-250035	10.2	11/30/2020

10.3+	2017 Stock Incentive Plan and related form agreements.	10-K	001-39747	10.3	3/3/2025

10.4+	2020 RSU Equity Incentive Plan and related form agreements.	S-1/A	333-250035	10.4	11/30/2020

10.5+	Amended and Restated 2020 Employee Stock Purchase Plan and related form agreements.	S-8	333-270351	4.3	3/8/2023

10.6+	Confirmatory Offer Letter between the Registrant and Dr. Omid Farokhzad, dated November 30, 2020.	S-1/A	333-250035	10.7	11/30/2020

10.7+	Confirmatory Offer Letter between the Registrant and David Horn, dated November 30, 2020.	S-1/A	333-250035	10.9	11/30/2020

10.8+	CEO Change in Control and Severance Agreement between the Registrant and Dr. Omid Farokhzad, dated November 30, 2020.	S-1/A	333-250035	10.10	11/30/2020

10.9+	Executive Incentive Compensation Plan.	S-1/A	333-250035	10.11	11/30/2020

10.10#	Umbrella Development & Supply Agreement between the Registrant and Hamilton Company, dated March 9, 2020.	S-1	333-250035	10.14	11/12/2020

10.11#	Exclusive Patent License Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated December 18, 2017.	S-1	333-250035	10.15	11/12/2020

10.12+	Outside Director Compensation Policy (as amended on February 25, 2026).				*

10.13+	Key Executive Change in Control and Severance Plan, and form of Participation Agreement thereunder.	10-Q	001-39747	10.1	11/7/2023

19.1	Insider Trading Policy.	10-K	001-39747	19.1	3/4/2024

21.1	List of Subsidiaries of the Registrant.	10-K	001-39747	21.1	3/3/2025

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.				*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

97.1	Compensation Clawback Policy	10-K	001-39747	97.1	3/4/2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: March 2, 2026

SEER, INC.

By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Omid Farokhzad, M.D.	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 2, 2026
Omid Farokhzad, M.D.

/s/ David R. Horn	Chief Financial Officer and President (Principal Financial Officer and Accounting Officer)	March 2, 2026
David R. Horn

/s/ Meeta Gulyani	Director	March 2, 2026
Meeta Gulyani

/s/ Robert Langer, Sc.D.	Director	March 2, 2026
Robert Langer, Sc.D.

/s/ Terrance McGuire	Director	March 2, 2026
Terrance McGuire

/s/ Deep Nishar	Director	March 2, 2026
Deep Nishar

/s/ Isaac Ro	Director	March 2, 2026
Isaac Ro

/s/ Nicolas Roelofs, Ph.D.	Lead Independent Director	March 2, 2026
Nicolas Roelofs, Ph.D.