Form 10-K/A
period 2025-12-31
Seer, Inc.
filed 2026-04-30
CIK 1726445

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

3800 Bridge Parkway, Suite 102

Redwood City, California 94065

650-453-0000

(Address, including zip code and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock, par value $0.00001	SEER	Nasdaq Global Select Market
Preferred Stock Purchase Rights	N/A	Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The Nasdaq Stock Market on June 30, 2025, was approximately $113.8 million.

As of February 23, 2026, the registrant had 56,420,772 shares of Class A common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend the Annual Report on Form 10-K of Seer, Inc., a Delaware corporation (referred to as “Seer,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the “Original Report”), is being filed for the purpose of including the information required to be disclosed by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report has been deleted. This Amendment No. 1 hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Report.

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

The following table sets forth the names and ages as of March 31, 2026 and certain other information for each of the directors:

Name	Age	Position	Director Since
Omid Farokhzad, M.D.	57	Chief Executive Officer and Chair of the Board of Directors	2017
Meeta Gulyani (1)	57	Director	2021
Robert Langer, Sc.D.(4)	77	Director	2017
Terrance McGuire (1)(2)	70	Director	2017
Dipchand (Deep) Nishar (3)(4)	57	Director	2021
Isaac Ro(1)	48	Director	2025
Nicolas Roelofs, Ph.D.(2)(3)(4)	68	Lead Independent Director	2024

(1)
Member of our audit committee
(2)
Member of our talent and compensation committee
(3)
Member of our corporate governance and nominating committee
(4)
Member of our science and technology committee

Omid Farokhzad, M.D. co-founded our Company and has served as our Chief Executive Officer since February 2018, as a member of our board of directors since March 2017, serving as Chair since September 2020, and as President of the Company from September 2022 until November 2023. He served as the executive chair of Dynamics Special Purpose Corp., a blank check company, from May 2021 until June 2022. From September 2004 to February 2018, he was a Professor at Harvard Medical School and directed the Center for Nanomedicine at Brigham and Women’s Hospital. Dr. Farokhzad previously co-founded BIND Therapeutics, a biotechnology company acquired by Pfizer Inc., Selecta Biosciences, Inc., a clinical-stage biotechnology company, and Tarveda Therapeutics, Inc., a clinical stage biopharmaceutical company. He currently serves as a member of the board of directors of several privately-held companies and previously served as a director of Senti Biosciences, Selecta Biosciences and BIND Therapeutics. Dr. Farokhzad holds an M.A. and M.D. from Boston University and an M.B.A. from Massachusetts Institute of Technology Sloan School of Management.

We believe Dr. Farokhzad is qualified to serve on our board of directors because of the perspective and experience he brings as our Chief Executive Officer, his experience in leadership positions in the biotechnology and life science industry, his educational background and his strong scientific knowledge.

Meeta Gulyani has served as a member of our board of directors since November 2021. Ms. Gulyani has served as Senior Vice President, General Manager, Bioprocessing and Head of Life Science Strategy of Ecolab, since December 2024. From October 2023 to February 2024, she was a member of Novo Advisory Group at Novo Holdings, the holding and investment company of the Novo Nordisk Foundation, supporting its life science investments. From January 2016 to August 2023, Ms. Gulyani served as Executive Vice President, Head of Strategy, Business Development and Transformation at the Life Science division of Merck KGaA, Darmstadt, Germany, a global life science and technology company (the Life Science business operates as Millipore Sigma in U.S. and Canada). From May 2014 to December 2015, she served as Executive Vice President, Head of Global Strategy and Franchises at the Pharmaceutical business of Merck KGaA, Darmstadt, Germany, which operates as EMD Serono, Inc. in U.S. and Canada. From January 2012 to April 2014, Ms. Gulyani served as General Manager, India Management Center at Roche Pharmaceuticals, division of Roche Holding AG, a healthcare company. Ms. Gulyani currently serves as an advisory board member of Single Use Support GmbH. Ms. Gulyani holds an M.B.A. from the Asian Institute of Management, Philippines, accompanied by an exchange program at the Wharton School of the University of Pennsylvania. She earned a bachelor’s degree in economics from the Shri Ram College of Commerce at Delhi University in India.

We believe Ms. Gulyani is qualified to serve on our board of directors because of her extensive experience in the life sciences industry and experience across markets, including Asia.

Robert Langer, Sc.D. has served as a member of our board of directors since December 2017. Dr. Langer has served as an Institute Professor at the Massachusetts Institute of Technology since July 2005. He currently serves on the board of directors of Abpro Bio Co. Ltd. and Puretech Health plc, and previously served on the board of directors of Alkermes, Inc., Frequency Therapeutics, Inc., Lyra Therapeutics, Inc., Kala Pharmaceuticals, Inc., Moderna, Inc., Momenta Pharmaceuticals, Inc., Millipore Corp., Rubius Therapeutics and Wyeth. Dr. Langer currently serves on the Board of Trustees at Boston Children’s Hospital. Dr. Langer holds a B.S. in Chemical Engineering from Cornell University and an Sc.D. in Chemical Engineering from Massachusetts Institute of Technology.

We believe Dr. Langer is qualified to serve on our board of directors because of his pioneering academic work, extensive medical and scientific knowledge, and experience serving on public company boards of directors.

Terrance McGuire has served as a member of our board of directors since December 2017. Mr. McGuire is a founding partner of Polaris Partners. Prior to starting Polaris Partners in 1996, Mr. McGuire spent seven years at Burr, Egan, Deleage & Co., investing in early stage medical and information technology companies. He currently serves on the board of directors of Invivyd, Inc. (formerly Adagio Therapeutics, Inc.), Tectonic Therapeutic, Inc., and Whitehead Institute, and previously served on the board of directors of Acceleron Pharma, Inc., Alector, Inc., Arsanis, Inc., Cyclerion Therapeutics, Inc., Ironwood Pharmaceuticals, Inc., Pulmatrix, Inc., and The David H. Koch Institute for Integrative Cancer Research at the Massachusetts Institute of Technology. Mr. McGuire also serves as a member of the Board of The Arthur Rock Center for Entrepreneurship at Harvard Business School and The Healthcare Initiative Advisory Board and on the Board of Advisors of the Thayer School of Engineering at Dartmouth College. He holds a B.S. in Physics and Economics from Hobart College, an M.S. in Engineering from the Thayer School at Dartmouth College and an M.B.A. from Harvard Business School.

We believe Mr. McGuire is qualified to serve on our board of directors because of his substantial corporate development and business strategy expertise gained in the venture capital industry.

Dipchand (Deep) Nishar has served as a member of our board of directors since February 2021. From January 2022 to March 2025, Mr. Nishar was a Managing Director at General Catalyst. From June 2015 to December 2021, he served as a Senior Managing Partner of SoftBank Investment Advisers (US) Inc., a private equity company. From January 2009 to October 2014, he was with LinkedIn Corporation, an employment-oriented online service company acquired by Microsoft Corporation, where he served as Senior Vice President, Product and User Experience from May 2011 to October 2014 and as Vice President, Products from January 2009 to May 2011. From August 2003 to January 2009, Mr. Nishar served in various executive roles with Google Inc., a technology company that specializes in Internet-related services and products, most recently as the Senior Director of Products for the Asia-Pacific region. He currently serves as a member of the board of directors of several privately-held companies. Mr. Nishar previously served on the board of directors of Dynamics Special Purpose Corp., Guardant Health, Inc., Relay Therapeutics, Inc., TripAdvisor, Inc., Vir Biotechnology, Inc., and Zymergen Inc. Mr. Nishar holds a B. Tech from the Indian Institute of Technology, an M.S. in Electrical Engineering from the University of Illinois, Urbana-Champaign and an M.B.A. from Harvard Business School.

We believe Mr. Nishar is qualified to serve on our board of directors due to his extensive background in the technology industry and his investment activities in the life science sector.

Isaac Ro has served as a member of our board of directors since September 2025. Mr. Ro has served as a Partner at Catalio Capital Management since April 2023. Mr. Ro has led multiple venture and private credit investments in breakthrough life science companies. He currently serves as a member of the board of directors of PinkDx and PrognomiQ. Mr. Ro was previously the Executive Chairman of Haystack Oncology, where he led the company through its successful acquisition by Quest Diagnostics in 2023. Mr. Ro served as Chief Financial Officer of Sema4 Holdings Corp. from July 2021 to July 2022 when it was acquired by GeneDx. He also held the role of Chief Financial Officer of Thrive Earlier Detection, where he led the company’s launch and subsequent sale to Exact Sciences in 2020. Prior to Thrive, Mr. Ro led the U.S. Medical Technology and Life Science Tools equity research teams at Goldman Sachs from 2010 to 2019, and held a similar role at Leerink Partners prior to that. Mr. Ro holds a B.A. in History and was Pre-Med at Middlebury College.

We believe Mr. Ro is qualified to serve on our board of directors due to his deep sector experience across life science tools, diagnostics, and the broader healthcare ecosystem and his financial leadership.

Nicolas Roelofs, Ph.D. has served as a member of our board of directors and as Lead Independent Director since August 2024. Dr. Roelofs has served as a Principal of Summa Equity AB since July 2019. Dr. Roelofs has also served as Industrial Advisor of Nordic Capital since 2014. Dr. Roelofs has served on the board of directors of Olink Holding AB, a Swedish publicly limited liability company that trades on the Nasdaq Global Market. From March 2020 to November 2024, Dr. Roelofs has served as chairman of the board of directors of multiple privately-held companies, including Sengenics Corporation Pte Ltd., One BioMed Pte Ltd. and ScaleBio Ltd. Dr. Roelofs also serves as a member of the board of directors of multiple privately-held companies, including LGC Group. Dr. Roelofs previously served as the President of the Life Sciences Group at Agilent Technologies, Group Operations Officer for the Life Sciences Division of Bio-Rad Inc., and Chief Operating Officer of Stratagene Inc. He holds a B.S. in Chemistry, Biology and German from Simpson College, an M.S. in Organic Chemistry from Iowa State University, and his doctorate in organic chemistry from University of Nevada, Reno.

We believe Dr. Roelofs is qualified to serve on our board of directors due to his extensive business experience of company operations in the life science sector, extensive scientific knowledge, and experience serving on public company board of directors.

Executive Officers

The following table sets forth certain information about our executive officers as of March 31, 2026. Officers are elected by our board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Omid Farokhzad, M.D.	57	Chief Executive Officer and Chair of the Board of Directors
David Horn	58	President, Chief Financial Officer and Treasurer

For the biography of Omid Farokhzad, M.D., please see “Board of Directors and Corporate Governance.”

David Horn has served as our Chief Financial Officer and Treasurer since May 2020 and as President since November 2023. Prior to joining us, Mr. Horn was with Morgan Stanley, an investment bank and financial services company, from May 2007 to May 2020, where he served as a Managing Director in the Global Healthcare Group within the Investment Banking Department. From May 2003 to May 2007, Mr. Horn served as a Principal at Montgomery & Co., LLC, a provider of merger and acquisition and private placement services. He holds an A.B. in Politics from Princeton University and an M.B.A. from Stanford University Graduate School of Business.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Director Independence

Our Class A common stock is listed on the Nasdaq Global Select Market. Under the listing standards of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of our initial public offering. In addition, the listing standards of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, talent and compensation and corporate governance and nominating committees be independent. Audit committee members and talent and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the listing standards of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of Meeta Gulyani, Terrance McGuire, Dipchand (Deep) Nishar, Isaac Ro, and Nicolas Roelofs, Ph.D., representing five of our seven directors, does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In addition, our board of directors has determined that all members of our audit, talent and compensation and corporate governance and nominating committees satisfy the independence standards for committee members established by applicable SEC rules and regulations and the listing standards of Nasdaq. Additionally, former director David Hallal, who served on the board until July 2025, was independent during the period he served on our board of directors.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Transactions, and Director Independence.”

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

Committees of our Board of Directors

Our board of directors has established an audit committee, a talent and compensation committee, a corporate governance and nominating committee, and a science and technology committee. The composition, responsibilities and the number of meetings held during 2025 of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Meeta Gulyani, Terrance McGuire, and Isaac Ro, with Ms. Gulyani serving as Chair. Our former director, David Hallal, also served on our audit committee until July 2025. Our board of directors has determined that each of the members of our audit committee, as well as Mr. Hallal at the time he was serving on our audit committee, satisfies the independence requirements under the listing standards of Nasdaq and Rule 10A-3 of the Exchange Act. Our board of directors has determined that Mr. Ro is an “audit committee financial expert” within the meaning of SEC rules and regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

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

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter for our audit committee is available on our investor relations website at investor.seer.bio. In 2025, our audit committee held four meetings and acted by unanimous written consent once.

Talent and Compensation Committee

Our talent and compensation committee consists of Terrance McGuire and Nicolas Roelofs, Ph.D, with Mr. McGuire serving as Chair. Our former director, David Hallal, also served on our talent and compensation committee until July 2025. Our board of directors has determined that each of the members of our talent and compensation committee, as well as Mr. Hallal at the time he was serving on our talent and compensation committee, is independent under the listing standards of Nasdaq and a “non-employee director” as defined in Rule 16b-3 under the Exchange Act.

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

Our talent and compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter for our talent and compensation committee is available on our investor relations website at investor.seer.bio. In 2025, our talent and compensation committee held four meetings and acted by unanimous written consent once.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee consists of Dipchand (Deep) Nishar and Nicolas Roelofs, Ph.D., with Dr. Roelofs serving as Chair. Our former director, David Hallal, also served on our corporate governance and nominating committee until July 2025. Our board of directors has determined that each of the members of our corporate governance and nominating committee, as well as Mr. Hallal at the time he was serving on our corporate governance and nominating committee, is independent under the listing standards of Nasdaq.

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

Our corporate governance and nominating committee operates under a written charter that satisfies the listing standards of Nasdaq. A copy of the charter for our corporate governance and nominating committee is available on our investor relations website at investor.seer.bio. In 2025, our corporate governance and nominating committee held four meetings and acted by unanimous written consent two times.

Science and Technology Committee

Our science and technology committee consists of Robert Langer, Sc.D., Dipchand (Deep) Nishar and Nicolas Roelofs, Ph.D., with Dr. Langer serving as Chair. Our science and technology committee oversees and assists our board of directors in its oversight of our scientific and technological strategies and research and development plans and goals. In 2025, our science and technology committee held one meeting. The science and technology committee is also responsible for, among other things:

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

Attendance at Board and Stockholder Meetings

During our fiscal year ended December 31, 2025, our board of directors held six meetings (including regularly scheduled and special meetings) and acted by unanimous written consent four times, and each director attended at least 85% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served on such committee.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we strongly encourage, but do not require, our directors to attend. Four members of our board of directors (in addition to our Chief Executive Officer) attended our annual meeting of stockholders in 2025.

Talent and Compensation Committee Interlocks and Insider Participation

During 2025, Terrance McGuire, David Hallal, who served on the board until July 2025, and Nicolas Roelofs, Ph.D. served on our talent and compensation committee. None of the members of our talent and compensation committee is currently, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served during the past fiscal year, as a member of the board of directors or the talent and compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more of its executive officers serving as a member of our board of directors or our talent and compensation committee.

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

Stockholder Recommendations for Nominations to the Board of Directors

Our corporate governance and nominating committee will consider director candidates recommended by stockholders holding continuously (i) at least $2,000 in market value of the outstanding shares of our Class A common stock for at least three years prior to the date of the submission of the recommendation or nomination, (ii) at least $15,000 in market value of the outstanding shares of our Class A common stock for at least two years prior to the date of the submission of the recommendation or nomination, or (iii) at least $25,000 in market value of the outstanding shares of our Class A common stock for at least one year prior to the date of the submission of the recommendation or nomination, so long as such recommendations or nominations comply with our amended and restated certificate of incorporation, amended and restated bylaws, and applicable laws, rules and regulations, including those promulgated by the SEC. Our corporate governance and nominating committee will evaluate such recommendations in accordance with its charter, our amended and restated bylaws and our policies and procedures for director candidates, as well as the regular director nominee criteria described above. This process is designed to ensure that our board of directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. Eligible stockholders wishing to recommend a candidate for nomination should contact our President and Chief Financial Officer in writing.

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

Communications with the Board of Directors

Interested parties wishing to communicate with non-management members of our board of directors may do so by writing and mailing the correspondence to our President and Chief Financial Officer at Seer, Inc., 3800 Bridge Parkway, Suite 102, Redwood City, California 94065. Our President and Chief Financial Officer monitors these communications and will provide a summary of all received bona fide messages to our board of directors at each regularly scheduled meeting of our board of directors. Where the nature of a communication warrants, our President and Chief Financial Officer may determine, in his judgment, to obtain the more immediate attention of the appropriate committee of the board of directors or non-management director, of independent advisors or of our management.

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

Director Compensation

In connection with our initial public offering, our board of directors adopted, and our stockholders approved, a compensation policy for our non-employee directors, which has since been amended from time to time, including most recently on February 25, 2026, and prior to that on February 26, 2025. This policy was initially developed, and has generally been reviewed annually and updated periodically with input from our talent and compensation committee’s independent compensation consultant, Aon’s Human Capital Solutions practice, a division of Aon plc (Aon, formerly Radford), regarding practices and compensation levels at comparable companies. It is designed to attract, retain and reward non-employee directors.

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

Equity Compensation

Initial Awards

Each person who first becomes a non-employee director will receive, on the first trading day on or after the date that the person first becomes a non-employee director, certain initial equity awards (collectively, the Initial Award), pursuant to our outside director compensation policy, of stock options to purchase 61,000 shares of our Class A common stock and restricted stock units covering 41,000 shares of our Class A common stock.

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

Annual Awards

Each non-employee director automatically will receive, on the date of each annual meeting of our stockholders (an Annual Meeting), certain annual award or awards (collectively, the Annual Award), pursuant to our outside director compensation policy:

•
As amended on February 25, 2026, of stock options to purchase 25,000 shares of our Class A common stock (the Annual Option Award) and restricted stock units covering 16,500 shares of our Class A common stock (the Annual RSU Award); or

•
As amended on February 26, 2025 (and until amended on February 25, 2026), of stock options to purchase 30,500 shares of our Class A common stock and restricted stock units covering 20,500 shares of our Class A common stock.

Under each of the above versions of our outside director compensation policy, if an individual began service as a non-employee director after the date of the Annual Meeting that occurred immediately prior to such Annual Meeting, then the Annual Award granted to such non-employee director will be prorated based on the number of whole months that the individual served as a non-employee director prior to the Annual Award’s grant date during the 12 month period immediately preceding such Annual Meeting.

Each Annual Award will be scheduled to vest as to all of the shares of our Class A common stock subject to such award on the earlier of (i) the one year anniversary of the date the Annual Award is granted or (ii) the day immediately before the date of the next Annual Meeting that occurs after the grant date of the Annual Award, subject to continued services to us through the applicable vesting date.

Change in Control. In the event of our change in control, as defined in our 2020 Equity Incentive Plan, each non-employee director’s then outstanding equity awards covering shares of our Class A common stock that were granted to him or her while a non-employee director will accelerate vesting in full, provided that he or she remains a non-employee director through the date of our change in control.

Other Award Terms. Each Initial Award and Annual Award will be granted under our 2020 Equity Incentive Plan (or its successor plan, as applicable) and cover shares of our Class A common stock, and are subject to the terms and conditions of such plan and form of award agreement thereunder. These awards will have a maximum term to expiration of ten years from their grant and a per share exercise price equal to 100% of the fair market value of a share of our Class A common stock on the award’s grant date.

Director Compensation for Fiscal Year 2025

Directors who are also our employees receive no additional compensation for their service as directors. Omid Farokhzad, M.D., our Chief Executive Officer, was an employee director during 2025. See the section titled “Executive Compensation” for additional information about Dr. Farokhzad’s compensation.

The following table presents the total compensation each of our non-employee directors received during the year ended December 31, 2025. Other than as set forth in the table, we did not pay any compensation, make any equity awards or non-equity awards to or pay any other compensation to any of our non-employee directors in 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Meeta Gulyani	62,500	44,690	48,095	—		155,285
David Hallal(2)	33,723	—	—	—		33,723
Robert Langer, Sc.D.	52,500	44,690	48,095	75,000	(3)	220,285
Terrance McGuire	67,500	44,690	48,095	—		160,285
Dipchand (Deep) Nishar	52,500	44,690	48,095	—		145,285
Isaac Ro(4)	27,354	83,640	89,152	—		200,146
Nicolas Roelofs, Ph.D.	108,833	37,241	40,078	—		186,152

(1)
The amount in this column represents the aggregate grant-date fair value of the award as computed as of the grant date of each share and option awarded in fiscal 2025 in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC Topic 718. The assumptions used in calculating the grant-date fair value of the awards reported in this column are set forth in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 2, 2026.
(2)
Mr. Hallal did not stand for re-election at our July 2025 Annual Meeting. Accordingly, his fees for 2025 were prorated for the portion of 2025 in which he served as a director and member of the audit, talent and compensation and corporate governance and nominating committees. Mr. Hallal did not receive any equity awards in 2025.
(3)
Consists of a fixed annual consulting fee arrangement for Dr. Langer’s service on our Scientific Advisory Board in 2025.
(4)
Mr. Ro joined our board of directors in September 2025.

The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2025:

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Meeta Gulyani	11/29/2021	30,000	(2)	—		21.52	11/29/2031	—		—
	6/15/2022	16,159	(2)	—		7.33	6/15/2032	—		—
	6/14/2023	34,735	(2)	—		4.33	6/14/2033	—		—
	7/7/2025	—		30,500	(3)	2.18	7/7/2035	—		—
	7/7/2025	—		—		—	—	20,500	(3)	37,515
Robert Langer, Sc.D.	5/18/2018	104,048	(2)	—		0.04	5/17/2028	—		—
	1/28/2020	101,886	(2)	—		2.70	1/27/2030	—		—
	7/28/2020	121,562	(2)	—		3.47	7/27/2030	—		—
	12/3/2020	18,691	(2)	—		19.00	12/2/2030	—		—
	6/17/2021	15,000	(2)	—		33.74	6/17/2031	—		—
	6/15/2022	29,640	(2)	—		7.33	6/15/2032	—		—
	6/14/2023	34,735	(2)	—		4.33	6/14/2033	—		—
	7/7/2025	—		30,500	(3)	2.18	7/7/2035	—		—
	7/7/2025	—		—		—	—	20,500	(3)	37,515
Terrance McGuire	1/28/2020	101,886	(2)	—		2.70	1/27/2030	—		—
	7/28/2020	58,415	(2)	—		3.47	7/27/2030	—		—
	12/3/2020	18,691	(2)	—		19.00	12/2/2030	—		—
	6/17/2021	15,000	(2)	—		33.74	6/17/2031	—		—
	6/15/2022	29,640	(2)	—		7.33	6/15/2032	—		—
	6/14/2023	34,735	(2)			4.33	6/14/2033	—		—
	7/7/2025	—		30,500	(3)	2.18	7/7/2035	—		—
	7/7/2025	—		—		—	—	20,500	(3)	37,515
Dipchand (Deep) Nishar	3/2/2022	30,000	(2)	—		13.84	3/2/2032	—		—
	6/15/2022	29,640	(2)	—		7.33	6/15/2032	—		—
	6/14/2023	34,735	(2)	—		4.33	6/14/2033	—		—
	7/7/2025	—		30,500	(3)	2.18	7/7/2035	—		—
	7/7/2025	—		—		—	—	20,500	(3)	37,515
Isaac Ro	9/2/2025	—		61,000	(4)	2.04	9/2/2035	—		—
	9/2/2025	—		—		—	—	41,000	(4)	75,030
Nicolas Roelofs, Ph.D.	8/13/2024	23,157		46,313	(5)	1.70	8/13/2034	—		—
	8/13/2024	—		—		—	—	31,257	(6)	57,200
	7/7/2025	—		25,416	(3)	2.18	7/7/2035	—		—
	7/7/2025	—		—		—	—	17,083	(3)	31,262
(1)
The amounts in this column are based upon the last reported price of our Class A common stock on the Nasdaq Global Select Market on December 31, 2025, which was $1.83.
(2)
Shares subject to the option are fully vested and immediately exercisable.
(3)
Shares subject to the option or RSU award vest in full on July 7, 2026, subject to continued service to the Company.
(4)
Shares subject to the option or RSU award vest in three equal annual installments beginning on September 2, 2026, subject to continued service to the Company.
(5)
Shares subject to the option vest in three equal annual installments beginning on August 13, 2025, subject to continued service to the Company.
(6)
Shares subject to the RSU award vest in two equal annual installments beginning on August 13, 2026, subject to continued service to the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our Class A common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Amended Report anyone who filed a required report late during the most recent fiscal year. Based solely on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2025, all executive officers, directors and greater than 10% stockholders complied with all applicable SEC filing requirements.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Omid Farokhzad, M.D.	2025	633,753	—	—	371,663	200,294	1,205,710
Chief Executive Officer	2024	619,208	937,452	1,422,924	397,174	173,192	3,549,950
David Horn	2025	538,118	—	—	204,187	2,500	744,805
President and Chief Financial Officer	2024	525,888	292,117	389,251	218,264	2,500	1,428,020
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
(2)
For 2025, “all other compensation” includes the following: (i) reimbursement of costs of $88,639 for Dr. Farokhzad's travel between his primary residence and our office in Redwood City, California, and related tax gross up for Dr. Farokhzad of $109,155 and (ii) 401(k) plan matching contributions in the amount of $2,500 for each named executive officer. For 2024, “all other compensation” includes the following: (i) reimbursement of commuting costs of $93,569 and gross up allowance for Dr. Farokhzad of $77,123 and (ii) 401(k) plan matching contributions in the amount of $2,500 for each named executive officer.

Outstanding Equity Awards at 2025 Year-End

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

		Option Awards						Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Omid Farokhzad, M.D.	1/28/2020	878,375	(3)	—		2.00	1/27/2030	—		—
	1/28/2020	37,037	(3)	—		2.70	1/27/2030	—		—
	8/21/2020	112	(3)	—		2.00	8/21/2030	—		—
	7/28/2020	532,718	(3)	—		2.00	7/28/2030	—		—
	12/3/2020	584,265	(3)	—		2.00	12/3/2030	—		—
	2/1/2021	87,000	(3)	—		2.00	1/31/2031	—		—
	2/8/2022	70,366		3,059	(4)	18.27	2/8/2032	—		—
	2/8/2022	70,366		3,059	(4)	19.10	2/8/2032	—		—
	2/8/2022	70,366		3,059	(4)	19.93	2/8/2032	—		—
	2/8/2022	70,366		3,059	(4)	20.76	2/8/2032	—		—
	2/8/2022	—		—		—	—	9,687	(5)	17,727
	2/15/2023	—		650,000	(6)	2.00	2/15/2033	—		—
	2/15/2023	—		—		—	—	125,625	(7)	229,894
	2/6/2024	—		1,032,901	(8)	1.77	2/6/2034	—		—
	2/6/2024	—		—		—	—	297,918	(9)	545,190
David Horn	4/1/2020	566,547	(3)	—		2.00	4/1/2030	—		—
	7/28/2020	140,682	(3)	—		2.00	7/28/2030	—		—
	12/3/2020	135,100	(3)	—		2.00	12/3/2030	—		—
	2/1/2021	34,125	(3)	—		2.00	1/31/2031	—		—
	2/8/2022	118,833		5,167	(4)	2.00	2/8/2032	—		—
	2/8/2022	—		—		—	—	3,875	(5)	7,091
	2/15/2023	—		140,000	(6)	2.00	2/15/2033	—		—
	2/15/2023	—		—		—	—	21,875	(7)	40,031
	2/6/2024	—		140,000	(10)	1.77	2/6/2034	—		—
	2/6/2024	65,339		77,218	(11)	1.77	2/6/2034	—		—
	2/6/2024	—		—		—	—	92,833	(9)	169,884
(1)
Each of the outstanding equity awards was granted pursuant to our 2017 Stock Incentive Plan, as amended and restated, 2020 Plan or 2020 RSU Equity Incentive Plan.
(2)
The amounts in this column are based upon the last reported price of our Class A common stock on the Nasdaq Global Select Market on December 31, 2025, which was $1.83.
(3)
Shares subject to the option are fully vested and immediately exercisable.
(4)
One-fourth of the shares underlying the option vested on February 8, 2023, and the remaining shares vest in 36 equal monthly installments thereafter, subject to continued service to the Company.
(5)
Shares underlying the RSU award vest in four equal annual installments beginning on February 15, 2023, subject to continued service to the Company.
(6)
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

(8)
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
(9)
Shares underlying the RSU award vest in four equal annual installments beginning on February 15, 2025, subject to continued service to the Company.
(10)
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
(11)
One-fourth of the shares subject to the option vested on February 6, 2025 and 1/48th of the shares vest monthly thereafter, subject to continued service to the Company.

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
•
if Dr. Farokhzad and his eligible dependents have qualifying health care at the time of such termination, then either reimbursements for or direct payments of premiums for coverage under COBRA, for Dr. Farokhzad and his eligible dependents, if any, for up to 18 months; and

•
vesting acceleration of 100% of the shares subject to Dr. Farokhzad’s outstanding time-based equity awards. With respect to this acceleration of vesting provision, the Change in Control Period is extended to end on the two-year anniversary of the change in control.

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

The following table describes the potential payments that would have been provided to Dr. Farokhzad pursuant to the Severance Agreement in the event that he was terminated outside of the Change in Control Period, assuming such termination occurred on December 31, 2025 (except as otherwise noted).

Named Executive Officer	Salary Severance Payments ($)	Bonus Severance Payments ($)	COBRA Premium Reimbursements ($)(1)	Equity Acceleration ($)(2)	Total ($)
Omid Farokhzad, M.D.	636,000	540,600	44,229	427,392	1,648,221
(1)
The amounts reported in this column represent estimates of the premiums to maintain group health insurance continuation benefits pursuant to COBRA for Dr. Farokhzad and the respective eligible dependents for 12 months. The amounts presented are based on estimates for maintaining group health insurance continuation benefits under our applicable 2025 group health plans.
(2)
The values of the accelerated RSUs in this table are calculated by multiplying the number of shares subject to acceleration by the closing price of our Class A common stock on December 31, 2025, which was $1.83 per share. The value of the accelerated stock options is calculated by multiplying (x) the number of shares subject to acceleration for each stock option by (y) the closing price per share minus the applicable exercise price per share.

The following table describes the potential payments that would have been provided to Dr. Farokhzad pursuant to the Severance Agreement if, during the Change in Control Period, he was terminated either (1) by the Company without cause and not by reason of his death or disability or (2) by Dr. Farokhzad as a good reason termination, assuming such termination occurred on December 31, 2025 (except as otherwise noted).

Named Executive Officer	Salary Severance Payments ($)	Bonus Severance Payments ($)	COBRA Premium Reimbursements ($)(1)	Equity Acceleration ($)(2)	Total ($)
Omid Farokhzad, M.D.	954,000	810,900	66,344	854,785	2,686,029
(1)
The amounts reported in this column represent estimates of the premiums to maintain group health insurance continuation benefits pursuant to COBRA for Dr. Farokhzad and the respective eligible dependents for 18 months. The amounts presented are based on estimates for maintaining group health insurance continuation benefits under our applicable 2025 group health plans.
(2)
The value of the accelerated RSUs in this table are calculated by multiplying the number of shares subject to acceleration by the closing price of our Class A common stock on December 31, 2025, which was $1.83 per share. The value of the accelerated stock options is calculated by multiplying (x) the number of shares subject to acceleration for each stock option by (y) the closing price per share minus the applicable exercise price per share.

Key Executive Change in Control and Severance Plan

We maintain a Key Executive Change in Control and Severance Plan (the Severance Plan), which we adopted in December 2020, in order to provide specified severance and change in control pay and benefits, to key executives selected by us. We have entered into a participation agreement with Mr. Horn (a Participation Agreement) under our Severance Plan.

The Severance Plan and related Participation Agreement provide that if Mr. Horn’s employment is terminated outside the period beginning on the date of a change in control and ending on the one-year anniversary date of such change in control (the Key Executive Change in Control Period) either (1) by the Company without “cause” and not by reason of his death or disability or (2) by the named executive officer as a “good reason termination” (as such terms are defined in his Participation Agreement), the named executive officer will receive the following benefits if he timely signs and does not revoke a separation agreement and release of claims in our favor:

•
continuing payments of the named executive officer’s base salary for a period of nine months following the date of such termination (or if such termination is a good reason termination by the named executive officer based on a material reduction in base salary, then as in effect immediately prior to the reduction); and
•
if a named executive officer and his eligible dependents have qualifying health care at the time of such termination, then either reimbursements for or direct payments of premiums for coverage under COBRA, for the named executive officer and his eligible dependents, if any, for up to nine months.

If, during the Key Executive Change in Control Period, Mr. Horn’s employment with the Company is terminated either (1) by the Company without cause and not by reason of his death or disability or (2) by the named executive officer as a good reason termination, the named executive officer will receive the following benefits if he timely signs and does not revoke a separation agreement and release of claims in our favor:

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
•
if a named executive officer and his eligible dependents have qualifying health care at the time of such termination, then either reimbursements for or direct payments of payment of premiums for coverage under COBRA, for a named executive officer and his eligible dependents, if any, for up to twelve months; and
•
vesting acceleration of 100% of the shares subject to a named executive officer’s outstanding time-based equity awards.

In addition to signing and not revoking a separation agreement and release of claims in our favor, the named executive officer's receipt and retention of any severance benefits under the Participation Agreement is subject to his compliance with the terms of any confidentiality, information and inventions agreement or other written agreement with us under which he or she has a material duty or obligation to us. Under the confidentiality, information and inventions agreement that the named executive officer entered into with the Company, the named executive officer has nondisclosure obligations with respect to the Company’s confidential information for so long as such information otherwise is confidential, subject to certain exceptions under applicable law.

If Mr. Horn begins employment or enters into a consultant relationship with a new employer during the period he is receiving severance benefits from us under the Severance Plan and a related Participation Agreement, then any cash compensation paid to the named executive officer by the new employer will reduce, but not below $1,000, our cash severance benefit obligations under the Severance Plan, and we will have no obligation to provide for (or provide any payments in lieu of) medical, vision and dental coverage if the new employer provides such benefits to such named executive officer.

In addition, if, (a) during the time period beginning upon the consummation of a change in control and ending on the date immediately prior to the two year anniversary of the change in control (such two-year anniversary, the Retention Date), the employment of Mr. Horn with the Company (or any parent or subsidiary of the Company) is terminated either (1) by the Company without cause and not by reason of his death or disability, or (2) by the named executive officer as a good reason termination, or (b) such named executive officer remains employed by the Company (or any parent or subsidiary of the Company) through the Retention Date, and if the named executive officer timely signs and does not revoke a release of claims in our favor, the named executive officer will receive 100% accelerated vesting of all of his then-unvested and outstanding Company equity awards that were granted prior to our initial public offering.

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

Under Mr. Horn’s Participation Agreement, “cause” generally means the named executive officer’s: failure to significantly perform his assigned duties or responsibilities as an employee (other than a failure resulting from his disability) and failure to cure such failure within thirty days after receiving written notice from the Company; engaging in any act of dishonesty, fraud or misrepresentation with respect to the Company; violation of any federal or state law or regulation applicable to the business of the Company or its affiliates; breach of any confidentiality agreement or invention assignment agreement with the Company or its affiliates; material breach of any other agreement with the Company and failure to cure such breach within ten days after receiving written notice of such breach; conviction of, or entering a plea of guilty or nolo contendere to, any felony or crime of moral turpitude; or willful misconduct which significantly and adversely reflects upon the business, operations, or reputation of the Company, and failure to cure such misconduct within ten days after receiving written notice from the Company.

Under Mr. Horn’s Participation Agreement, “good reason termination” generally means that such named executive officer resigns from the Company within 60 days following the end of our cure period discussed below as a result of any of the following that occurs without the named executive officer's written consent: a material reduction in the named executive officer's base salary as compared to his base salary in effect immediately prior to such reduction; a material change in the geographic location of his primary work facility or location, provided, that a relocation that increases the named executive officer's commute by 50 miles or less or to his home as the executive’s primary work location will not be considered a material change in geographic location; or a material reduction of his authority, duties or responsibilities, unless the named executive officer is provided with a comparable position. For a resignation to qualify as a “good reason termination,” a named executive officer also must provide written notice within 60 days following the initial existence of the good reason condition, and such event or action must not have been reversed, remedied or cured within 30 days following our receipt of such written notice.

Under the Severance Plan, “change in control” generally has the same meaning as such term is defined in our 2020 Plan (as discussed further below).

The following table describes the potential payments under the Severance Plan that would have been provided to the named executive officer participating in the Severance Plan as of the end of fiscal 2025, in the event that they were terminated outside of the Key Executive Change in Control Period, assuming such termination occurred on December 31, 2025 (except as otherwise noted).

Named Executive Officer	Salary Severance Payments ($)	COBRA Premium Reimbursements ($)(1)	Total ($)
David Horn	405,000	33,172	438,172
(1)
The amount reported in this column represent estimates of the premiums to maintain group health insurance continuation benefits pursuant to COBRA for the executive and the executive’s respective eligible dependents for nine months. The amount presented is based on estimates for maintaining group health insurance continuation benefits under our applicable 2025 group health plans.

The following table describes the potential payments under the Severance Plan that would have been provided to the named executive officer participating in the Severance Plan as of the end of fiscal 2025, in the event that they were terminated during the Key Executive Change in Control Period, assuming such termination occurred on December 31, 2025 (except as otherwise noted).

Named Executive Officer	Salary Severance Payments ($)	Bonus Severance Payments ($)	COBRA Premium Reimbursements ($)(1)	Equity Acceleration ($)(2)	Total ($)
David Horn	540,000	297,000	44,229	233,960	1,115,189
(1)
The amount reported in this column represent estimates of the premiums to maintain group health insurance continuation benefits pursuant to COBRA for the executive and the executive’s respective eligible dependents for 12 months. The amount presented is based on estimates for maintaining group health insurance continuation benefits under our applicable 2025 group health plans.
(2)
The value of the accelerated RSUs in this table is calculated by multiplying the number of shares subject to acceleration by the closing price of our Class A common stock on the Nasdaq Global Select Market on December 31, 2025, which was $1.83 per share. The value of the accelerated stock options is calculated by multiplying (x) the number of shares subject to acceleration for each stock option by (y) such closing price per share of $1.83 minus the applicable exercise price per share.

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

In October 2024, we implemented a stock option repricing program and also a reduction in the hurdle amounts applicable to performance-based stock options. In the repricing program, the exercise prices of underwater options were reset to $2.00 per share, which was the closing price of our Class A common stock on the repricing date. The repricing program had a retention component as well, providing that if the repriced option was exercised before the expiration of an up to 18-month retention period (which ended on the earlier of: (i) April 4, 2026; (ii) a Change in Control (as defined in the 2020 Plan); and (iii) the option holder’s death or Disability (as defined in the 2020 Plan)), in order to exercise the option, the option holder would have to pay a premium exercise price equal to the original exercise price of the option. In addition, certain option awards granted in 2023, including options covering 650,000 shares held by our CEO and options covering 140,000 shares held by our Chief Financial Officer, with a performance-based vesting condition based on the Company’s achieving a stock price of $6.89 were amended to reduce the stock price hurdle amount to $3.00 per share (which was 150% of then-current fair market value). Once the option has met the stock price target, it is considered a time-based equity award for purposes of Dr. Farokhzad’s Severance Agreement and Mr. Horn’s participation in the Severance Plan. In the event of a change in control, the achievement of this stock price goal is determined based on the change in control price and, if the stock price goal is achieved, any additional time-based vesting requirements are waived, and the options vest in full, as long as the named executive remains in service to us as of immediately prior to the completion of the change in control. However, for Dr. Farokhzad only, if, during the period that is three months prior to a change in control, his employment with us terminates either (1) by the Company without “cause” and not by reason of his death or disability or (2) by Dr. Farokhzad as a “good reason termination” (as such terms are defined in the Severance Agreement), then his performance-based stock option will remain outstanding and eligible to achieve the stock price goal based on the change in control price and, if it is achieved, the option will be considered to be a time-based award for purposes of his Severance Agreement. If a change in control had occurred on December 31, 2025, the stock price goal would not have been met and these performance-based options would have forfeited.

Under the 2020 Plan and RSU Plan, “change in control” generally means a change in our stock ownership upon a person or persons acting together acquiring our stock that results in their ownership of more than fifty percent (50%) of the total voting power of our stock; a change in our effective control that results in a majority of the members of our board of directors being replaced over twelve (12) months by directors not endorsed by a majority of the members of our board of directors prior to such appointment or election; or a change in ownership of fifty percent (50%) or more of our assets (based on total gross fair market value), in each case, subject to certain exceptions.

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

Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(1)(2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(1)	Average Compensation Actually Paid to Non-PEO NEOs ($)(1)(2)(3)	Value of Initial Fixed $100 Investment based on TSR ($)(4)	Net Income ($ Thousands)
2025	1,205,710	105,003	744,805	456,589	31.55	(73,600)
2024	3,549,950	4,581,646	1,118,658	790,704	39.83	(86,599)
2023	5,197,331	(136,662)	1,407,506	(320,892)	33.45	(86,277)
(1)
Omid Farokhzad, M.D. was our PEO for each year presented. The individuals comprising the Non-PEO NEOs for each year presented are listed below:

2025	2023 - 2024
David Horn	David Horn
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

Year	Summary Compensation Table Total for PEO ($)	Exclusion of Stock Awards and Option Awards for PEO ($)	Inclusion of Equity Values for PEO ($)	Compensation Actually Paid to PEO ($)
2025	1,205,710	—	(1,100,707)	105,003
2024	3,549,950	(2,360,377)	3,392,073	4,581,646
2023	5,197,331	(4,015,530)	(1,318,463)	(136,662)

Year	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Exclusion of Stock Awards and Option Awards for Non-PEO NEOs ($)	Average Inclusion of Equity Values for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)
2025	744,805	—	(288,216)	456,589
2024	1,118,658	(601,024)	273,070	790,704
2023	1,407,506	(788,760)	(939,638)	(320,892)

The amounts in the Inclusion of Equity Values in the tables above are derived from the amounts set forth in the following tables (the Company has not paid dividends historically as a public company and does not sponsor any pension arrangements; thus no adjustments are made for these items):

Year	Year-End Fair Value of Equity Awards Granted During Year That Remained Outstanding and Unvested as of Last Day of Year for PEO ($)	Change in Fair Value from Last Day of Prior Year to Last Day of Year of Outstanding and Unvested Equity Awards for PEO ($)	Vesting-Date Fair Value of Equity Awards Granted During Year that Vested During Year for PEO ($)	Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards Granted in Prior Year that Vested During Year for PEO ($)	Fair Value at Last Day of Prior Year of Equity Awards Granted in Prior Year that Forfeited During Year for PEO ($)	Total - Inclusion of Equity Values for PEO ($)
2025	—	(1,107,996)	—	7,289	—	(1,100,707)
2024	2,996,803	451,882	—	(56,612)	—	3,392,073
2023	1,542,178	(1,645,982)	—	(1,214,659)	—	(1,318,463)

Year	Average Year-End Fair Value of Equity Awards Granted During Year That Remained Outstanding and Unvested as of Last Day of Year for Non-PEO NEOs ($)	Average Change in Fair Value from Last Day of Prior Year to Last Day of Year of Outstanding and Unvested Equity Awards for Non-PEO NEOs ($)	Average Vesting-Date Fair Value of Equity Awards Granted During Year that Vested During Year for Non-PEO NEOs ($)	Average Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards Granted in Prior Year that Vested During Year for Non-PEO NEOs ($)	Average Fair Value at Last Day of Prior Year of Equity Awards Granted in Prior Year that Forfeited During Year for Non-PEO NEOs ($)	Total - Average Inclusion of Equity Values for Non-PEO NEOs ($)
2025	—	(260,227)	—	(27,989)	—	(288,216)
2024	427,600	64,266	—	(18,866)	(199,930)	273,070
2023	299,987	(733,276)	—	(506,349)	—	(939,638)
(4)
Assumes $100 was invested in the Company for the period starting December 31, 2022, through the end of the listed year. Historical stock performance is not necessarily indicative of future stock performance.

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

PEO and Average Non-PEO NEO Compensation Actually Paid Versus TSR
Compensation Actually Paid ($ Millions)
5.0
4.0
3.0
2.0
1.0
0.0
-1.0
TSR (12/31/2022 Indexed to $100)
$100
$80
$60
$40
$20
$0
100.00
33.45
39.83
31.55
4.6
0.8
0.1
0.5
-0.1
-0.3
2022
2023
2024
2025
Fiscal Year
PEO Compensation Actually Paid
Average Non-PEO NEO Compensation Actually Paid
Seer Inc. TSR

Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Net Income

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our Non-PEO NEOs, and our Net Income during the three most recently completed fiscal years.

Named Executive Officer Compensation Overview

As of June 30, 2025, we qualify as a smaller reporting company and therefore this section includes disclosures on a voluntary basis given our status as a smaller reporting company and in recognition of the advisory vote on the compensation of our named executive officers being conducted at our 2026 annual meeting of shareholders.

The following Named Executive Officer Compensation Overview (“NEOCO”) describes the philosophy, objectives, and structure of our 2025 executive compensation program and includes discussion and background information regarding the compensation of the current executive officers identified below. We refer to these executives collectively as our “named executive officers”. This NEOCO is intended to be read in conjunction with the information set forth elsewhere in this Amended Report, including the executive compensation tables further above.

Our named executive officers for the fiscal year ended December 31, 2025 were as follows:

•
Omid Farokhzad, M.D., our Chief Executive Officer and Chair of the board of directors ("CEO"); and
•
David Horn, our President and Chief Financial Officer ("CFO").

NEOCO Reference Guide
Executive Summary	Section I
Compensation Philosophy and Objectives	Section II
Compensation Determination Process	Section III
Key Components of Our Compensation Program	Section IV
Additional Compensation Policies and Practices	Section V

I. Executive Summary

2025 Business and Financial Highlights

Performance highlights for 2025 include:

•
Achieved revenue (measured on a GAAP basis) of $16.6 million for the full year 2025;
•
Expanded installed base to 82 instruments, representing 67% year-over-year growth, with 33 total instruments installed during the full year 2025;
•
Increased cumulative peer-reviewed publications, preprints and reviews to 70 in 2025 from 36 in 2024; and
•
Returned capital to shareholder by repurchasing approximately 5.3 million shares of our Class A common stock at an average cost of $1.93 per share during the full year 2025, reducing net common shares outstanding by approximately 13%.

Overview of 2025 Pay Decisions and Outcomes

We seek to reward our named executive officers with competitive compensation packages that directly align pay with Company performance and with our stockholders' interests. The caliber of our performance in the areas of key milestones drives our compensation structure, specifically the degree to which named executive officers are granted equity and earn bonuses. Our talent and compensation committee regularly reviews our program design and actual pay outcomes to ensure that a meaningful portion of executive compensation is at risk and tied to the achievement of our financial, operational, and strategic objectives, taking into account our growth stage and evolving business profile. In line with our growth in 2025, the talent and compensation committee considered how our incentives provided appropriate levels of compensation considering our performance and growth stage.

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

Long-term Equity Incentives – The talent and compensation committee elected to forego new equity grants for the named executive officers and other members of the executive team in 2025. This decision reflects the reinvigoration of the incentive and retention value of our stock options as a result of the October 2024 stock option repricing and reduction in the hurdle amounts applicable to performance-based stock options, which the Committee believes remained an appropriate incentive for that period. The talent and compensation committee will continue to evaluate the timing, form, and size of future equity grants in light of Company performance, market practices, retention considerations and the need to maintain a robust, performance‑oriented long‑term incentive program for our leadership team.

Target Pay Mix

We use compensation elements that meaningfully align our named executive officers’ interests with those of our stockholders to incentivize long-term value creation. The talent and compensation committee uses its discretion in determining the appropriate mix of fixed and variable compensation for each named executive officer, and this pay mix may differ from year to year, or executive to executive, based on the talent and compensation committee’s assessment of our compensation program goals at that time and for the applicable individual. In considering the appropriate balance between various components of compensation, the talent and compensation committee considers many factors, which may change based on company performance, market factors and company objectives, among other considerations. Historically, a significant portion of our executives’ compensation typically is at-risk, performance-based compensation, in the form of long-term equity awards, and annual cash incentives that are only earned to the extent we achieve the various applicable corporate goals. In 2025, the talent and compensation committee decided that the repricing of named executive officer stock options in 2024 resulted in our named executive officers’ holding significant and sufficient at-risk, long-term incentives, and chose not to award any new equity grants for the named executive officers at that time. Therefore, for 2025, our named executive officer compensation consisted of annual performance-based cash incentives and base salary.

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

III. Compensation Determination Process

Role of the talent and compensation committee

Our talent and compensation committee is responsible for the executive compensation programs for our executive officers and regularly reports to our board of directors on its discussions, decisions and other actions. Our talent and compensation committee also has direct responsibility for reviewing and approving the compensation of each of our executive officers, including any performance objectives on which such compensation may be based, evaluating the performance of our executive officers relative to such performance objectives and other factors they deem appropriate, and evaluating the competitiveness of our executive compensation program, which may include reviewing and approving any peer group for comparison purposes.

Our talent and compensation committee typically reviews and considers the recommendations of our CEO regarding the compensation of any named executive officer other than himself, which for 2025 consisted solely of Mr. Horn, any recommendations provided by other members of management, the talent and compensation committee’s independent compensation consultant, and any other data or factors that the talent and compensation committee deems relevant to its assessment and determinations.

During the fiscal year ended December 31, 2025, Mr. McGuire served as the chair of the talent and compensation committee and Mr. Hallal and Dr. Roelofs served as members of the talent and compensation committee. Mr. Hallal left our board of directors on July 8, 2025.

Consideration of Say-on-Pay Results

At our 2022 Annual Meeting of Stockholders, our stockholders approved, on a non-binding advisory vote basis, submission of the compensation of our named executive officers to a non-binding advisory vote of our stockholders (commonly referred to as a “say-on-pay” vote) every three years. Our first say-on-pay vote was conducted at our 2023 Annual Meeting of Stockholders and our stockholders approved, on a non-binding advisory basis, the compensation of our named executive officers, as disclosed in our 2023 proxy statement. The proposal was supported by approximately 83% of the total votes cast, not including abstentions. Many of the decisions relating to designing and setting the executive compensation for 2023 occurred prior to the vote at such annual meeting. Notwithstanding, our talent and compensation committee took the say-on-pay voting results into account, and we continue to emphasize our performance-based pay philosophy in our executive officer compensation program and our overall compensation philosophy. The next say-on-pay vote after our 2026 Annual Meeting of Stockholders currently is scheduled to occur at the 2029 Annual Meeting of Stockholders.

Role of Chief Executive Officer and Management

Our CEO provides the talent and compensation committee with input and recommendations related to the compensation of our other named executive officers, which for 2025 was only David Horn, and any other executive officers who report to our CEO, including regarding short-term and long-term compensation for all executive officers (other than himself) based on our results and such other factors as he deems relevant. Our CEO does not make recommendations as to his own compensation. The CEO does not participate in, and is not present during, any deliberations or determinations of the talent and compensation committee or the board of directors regarding his compensation. From time to time, various other members of management and other employees as well as outside advisors or consultants may be invited by the talent and compensation committee to make presentations, to provide financial or other background information or advice or to otherwise participate in talent and compensation committee meetings.

Use of Compensation Consultant

Our talent and compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. In 2025, our talent and compensation committee continued to retain Aon's Human Capital Solutions practice, a division of Aon plc (Aon), to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. Aon serves at the discretion of our talent and compensation committee. As part of its engagement, Aon assists our talent and compensation committee in developing a group of peer companies to help the talent and compensation committee determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers is competitive, fair, and consistent with our compensation philosophy and objectives.

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

For our 2025 peer group, the talent and compensation committee, with assistance from Aon, reviewed companies with respect to sector, stage of development, revenue, and market capitalization. In guiding the talent and compensation committee in identifying the companies that comprised the 2025 peer group, the talent and compensation committee considered the following key factors and parameters:

•
Sector – pharmaceutical, biotechnology and life science companies, as well as healthcare equipment and services companies, generally with a primary focus on medical device/technology and a secondary focus on early commercial biotechnology companies.
•
Revenues – generally, less than $200 million in revenue.
•
Market Capitalization – $40 million to $400 million market capitalization range.
•
Size – generally, companies with between 40 and 400 employees.

Based on the above criteria, the talent and compensation committee in October 2024 selected the following peer group of 20 companies that informed pay decisions for 2025:

Aadi Bioscience, Inc. (AADI)(1)	MacroGenics Inc. (MGNX)(1)
Absci Corporation (ABSI)(1)	Personalis, Inc. (PSNL)
Adaptive Biotechnologies Corporation (ADPT)	Quanterix Corporation (QTRX)
Akoya Biosciences, Inc. (AKYA)	Quantum-Si Incorporated (QSI)
Alector, Inc. (ALEC)	Rapid Micro Biosystems, Inc. (RPID)
Bionano Genomics, Inc. (BNGO)	RAPT Therapeutics, Inc. (RAPT)
Butterfly Network, Inc. (BFLY)	Senseonics Holdings Inc. (SENS)(1)
Codexis, Inc. (CDXS)	SI-BONE, Inc. (SIBN)
Hyperfine Inc. (HYPR)(1)	Standard BioTools Inc. (LAB)
Kodiak Sciences Inc. (KOD)	X4 Pharmaceuticals Inc. (XFOR)(1)
(1) Addition to our peer group for 2025.

Each of the companies comprising the peer group satisfied certain of the parameters considered. Where a company did not fit within all of the parameters, the talent and compensation committee nonetheless considered other factors that it deemed relevant, including for example the overall composition or consistency of the peer group or companies against which we compete for talent.

The talent and compensation committee conducts an annual review of the peer group to ensure that the underlying criteria for peer selection remain appropriate, ensuring that we consider companies that have profiles similar to us, identifying new companies that may be appropriate for inclusion (as indicated above) and removing companies that have been acquired in the interim or that no longer satisfy the key metrics and parameters (for the peer group used for fiscal 2025, the following companies were removed for these reasons: Castle Biosciences, Nanostring Technologies, Silk Road Medical, SomaLogic, Twist Bioscience and Veracyte).

In October 2025, the talent and compensation committee approved, with assistance from Aon, an updated peer group to inform 2026 compensation decisions. This updated peer group was comprised of the same companies as the 2025 peer group noted above, except that, in order to align with our then current company profile and parameters for our peer group, Cytek Biosciences, MaxCyte and OmniAb were added, while Aadi Bioscience, Adaptive Biotechnologies, Akoya Biosciences and Bionano Genomics were removed.

As a starting point, the talent and compensation committee set target cash compensation, when considering salary and bonus potential, after reviewing varying percentiles of compensation paid to executives within our compensation peer group, with generally greater focus on the median. We may deviate from setting actual compensation levels at levels comparable to our peer group companies given that our talent and compensation committee considers other factors that it deems appropriate, including for example our executives’ experience, performance levels, scope of responsibilities, tenure, and existing vested and unvested equity holdings.

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
•
Policy against hedging and pledging: Our insider trading policy prohibits our executives from engaging in “hedging” or “pledging” transactions with respect to our Class A common stock. The Company annually distributes our insider trading policy for review and acknowledgment by our executive officers and other personnel.
•
Clawback policy: We maintain a Compensation Recovery Policy, to which each of our named executive officers is subject. The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable laws by providing rules relating to the reasonably prompt recovery of certain incentive compensation received by covered executives in the event of an accounting restatement.
•
No guaranteed compensation: Although we have signed employment agreements with each of our named executive officers, all these agreements provide for “at will” employment, and none of these agreements provides any guarantees relating to salary increases or the amounts of incentive pay or equity awards.

•
Reasonable severance and change in control benefits: The change in control and severance agreement with Dr. Farokhzad and the key executive change in control and severance plan in which Mr. Horn participates does not provide for “single trigger” benefits upon a change in control absent a termination of employment. Instead, this plan requires that the named executive officer’s employment be terminated by us without “cause”, or the named executive officer resign for “good reason” in order for the named executive officer to receive severance benefits, whether in connection with a change in control or otherwise. These arrangements generally provide for “double trigger” provisions under the change in control and severance plan in order for the vesting of time-based equity awards held by the named executive officer to accelerate in connection with a change in control, while Dr. Farokhzad’s agreement also provides for partial acceleration of time-based equity awards in connection with certain without “cause” or “good reason” terminations outside of the change in control context. These arrangements also provide that the vesting of equity awards granted prior to our initial public offering will accelerate if the named executive officer remains employed with us (or our successor) through the two-year anniversary of the change in control. In addition, the performance-based stock options granted to our named executive officers in 2024 do not waive performance-based requirements upon a change in control, and instead performance against the stock price goal is measured against the change in control price and the options vest if the applicable goal is met.
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

IV. Key Components of our Compensation Program

The talent and compensation committee has developed an executive compensation program that consists of three main components. The relative mix of these components is typically weighted more on incentives, particularly long-term incentives, rather than fixed compensation. The focus on incentive compensation ensures that the interests of our executives are aligned with those of our stockholders. Our compensation program historically has been made up of the following three key compensation components:

Element	Performance Period	Objective
Base Salary	Annual	Attract, retain, and reward top talent; reflects a named executive officer’s responsibilities, performance, and relevant market data.
Annual Cash Incentives	Annual	Incentivize achievement of annual Company goals.
Long-Term Equity Awards (Historically consisting of a Mix of Options and RSUs)	Long-Term

Options incentivize the achievement of share price growth.

RSUs closely align the interests of management and stockholders and serve as an important retention vehicle. No long-term equity awards were granted to our named executive officers in 2025.

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

While our usual practice is to utilize all three components of our compensation program (base salary, annual cash incentives and long term equity awards), in 2025 we chose not to grant additional long-term equity awards to the named executive officers. This decision reflects the value provided to our named executive officers through the October 2024 stock option repricing and reduction in the hurdle amounts applicable to performance-based stock options, which the Committee believed provided appropriate retention and incentives for 2025 for the named executive officers.

Base Salaries

Base salary represents the fixed portion of our executives’ compensation, which we view as an important element to attract, retain and motivate highly talented executives. Each named executive officer’s base salary is typically annually reviewed by our talent and compensation committee based on competitive market considerations and level of responsibilities, experience, and skill set. These considerations are supplemented by market data provided by the talent and compensation committee’s independent compensation consultant. In February 2025, our talent and compensation committee reviewed these annual base salary amounts and provided merit increases to our named executive officers, effective March 1, 2025.

Based on these considerations, our named executive officer’s annual base salaries for 2025 were as follows:

Name	2024 Annual Base Salary ($)	2025 Merit Increase	2025 Annual Base Salary (following March 2025 Merit Increases) ($)
Omid Farokhzad, M.D.	623,019	2.08%	636,000
David Horn	529,125	2.06%	540,000

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

Annual corporate goals are developed and recommended by management to the Board of Directors. The Board of Directors approves the annual corporate goals. Annual corporate goals are reviewed by the talent and compensation committee on a quarterly basis to track the Company’s progress toward achievement of the annual corporate goals and the continued appropriateness of such goals throughout the year. For each named executive officer, our talent and compensation committee sets the target bonus as a percentage of base salary, each of which remained the same for 2025 as in 2024 and is set forth below:

Name	2025 Target Bonus (As a Percentage of Base Salary)
Omid Farokhzad, M.D.	85%
David Horn	55%

Each year, our talent and compensation committee sets the goals that will apply to that year’s executive bonuses, and the weightings attributable to such goals. The actual performance-based bonus paid, if any, is calculated by multiplying the executive’s annual base salary and target bonus percentage times percentage achievement of the applicable goals. For 2025, named executive officer bonuses were 100% based on corporate objectives, in order to focus our named executive officers on our most critical and strategic goals for the year, and the corporate objectives were divided into five categories as specified below:

Corporate Objectives	Weight
Revenue Objectives	25%
Expense Objectives	10%
Commercial Objectives	25%
Research & Product Development Objectives	30%
Organizational Objectives	10%

In general, corporate objectives are set at levels that were considered difficult to achieve, but achievable with significant effort, and if achieved at 100% would have exceeded the Company’s operational expectations for the measurement period.

At the close of the applicable fiscal year, the talent and compensation committee evaluates whether the corporate goals overall were met, and whether there were any other factors that should be considered in determining the amount of bonus earned for the year. The talent and compensation committee evaluates whether the specified performance goals are not met and the Company’s performance throughout the year in meeting other objectives not contemplated at the beginning of the performance period. The talent and compensation committee may determine to decrease or eliminate bonuses even if goals are achieved after weighing factors such as those not specifically set at the beginning of the year. In making the final decision on the corporate goal achievement, the talent and compensation committee also considers the review of the year-end financial results. In sum, the amount of bonus compensation that is actually earned by our named executive officers may be influenced by determinations by our talent and compensation committee. The talent and compensation committee believes that maintaining discretion to evaluate corporate performance at the close of the year based on the totality of the circumstances, and to award or fail to award bonus compensation without reliance on rote calculations under set formulas, is appropriate in responsibly discharging its duties, particularly for a Company at our growth stage. Our talent and compensation committee may award a bonus in an amount above or below the amount resulting from the calculation described above, based on other factors that our talent and compensation committee determines, in its sole discretion, are important to our corporate performance and provide appropriate incentives to our executives, for example based on events or circumstances that arise after the original goals are set. Payouts of earned bonuses, if any, are generally made in the year following the year of performance, and subject to the recipient’s continued employment with us through the payment date.

On February 3, 2026, the talent and compensation committee evaluated our achievement of the 2025 corporate objectives. The talent and compensation committee considered whether we had achieved specific goals in each category of our corporate objectives, including any over achievement in each category, the weighting established for each category, and our overall corporate performance in 2025. After taking into consideration performance against corporate objectives as well as successes on other key Company’s projects, the talent and compensation committee approved a 68.75% of target achievement level for our named executive officers for our 2025 corporate objectives.

Bonus payments made for 2025 performance were as follows:

Name	2025 Target Bonus ($)	2025 Bonus Payout ($)	2025 Bonus Payout (% of Target)
Omid Farokhzad, M.D.	540,600	371,663	68.75%
David Horn	297,000	204,188	68.75%

2025 Annual Equity Grants

Although stock options have historically been a critical component of our executive compensation program, the talent and compensation committee chose not to grant new equity to our CEO or CFO, or other members of our executive team in 2025. The decision not to award new equity grants to them in 2025 was made after careful consideration of their then-current equity holdings and their participation in stock option repricing conducted in October 2024. This stock option repricing reinvigorated the retention and incentive value of our stock options and provided immediate and potential future value to our named executive officers and other members of our executive who participated. In the repricing program, the exercise prices of underwater options were reset to $2.00 per share, which was the closing price of our Class A common stock on the repricing date. The repricing program had a retention component as well, providing that if the repriced option was exercised before the expiration of an up to 18-month retention period (which ended on the earlier of: (i) April 4, 2026; (ii) a Change in Control (as defined in the 2020 Plan); and (iii) the option holder’s death or Disability (as defined in the 2020 Plan)), in order to exercise the option, the option holder would have to pay a premium exercise price equal to the original exercise price of the option. In addition, certain option awards granted in 2023, including options covering 650,000 shares held by our CEO and options covering 140,000 shares held by our CFO, with a performance-based vesting condition based on the Company’s achieving a stock price of $6.89 were amended to reduce the stock price hurdle amount to $3.00 per share (which was 150% of then-current fair market value). Given these refreshed equity arrangements, the talent and compensation committee believed that no additional compensation in the form of equity was necessary in 2025 to meet the compensation goals for our named executive officers.

The repriced options for our named executive officers were as follows:

Name	Original Exercise Prices Per Share (Range)	Aggregate Number of Shares Subject to Repriced Options
Omid Farokhzad, M.D.	$2.70 to $60.15	2,732,470
David Horn	$2.70 to $60.15	1,140,454

We expect that in future years, stock options will again function as a critical component of our executive compensation program, as the granting of stock options is consistent with our peer companies, links executive pay to stockholder return, motivates our named executive officers’ performance toward our long-term success, and encourages our executive officers to continue their employment with us.

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

Severance Benefits, including Change in Control

In connection with our initial public offering, we adopted the Severance Plan, in which Mr. Horn participates. In addition, Dr. Farokhzad is subject to the Severance Agreement, which provides for certain severance and change in control benefits.

We offer the severance and other termination benefits, to the named executive officers under these arrangements if their employment is terminated without cause or they resign for good reason in certain circumstances, both within and outside the context of a change in control, and generally subject to their execution of a release of claims. Our goal in providing certain severance and change in control benefits is to provide our named executive officers with the security of temporary continued income and benefits, thus allowing each of the named executive officers to focus on business priorities that create value for our stockholders without undue concern that the officer will be terminated and lose his income and benefits. We believe the level of severance and change in control benefits provided is appropriate and is necessary to attract and retain key employees.

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

These arrangements are described more fully under the section of this Amended Report entitled “CEO Change in Control and Severance Agreement” (with respect to Dr. Farokhzad’s agreement) and “Key Executive Change in Control and Severance Plan” (with respect to the arrangement for Mr. Horn).

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

Personal benefits currently are not a significant component of our executive compensation program. Accordingly, we do not provide excessive perquisites or other personal benefits to our named executive officers, except as generally made available to our employees or in situations where we believe it is appropriate to serve a legitimate business purpose, including for example to assist an individual in the performance of his duties, to enable him or her to achieve greater work efficiency or effectiveness, or to recruit or retain him or her. Please see “Employment and Other Service Arrangements with our Named Executive Officers” above for a discussion of certain travel and lodging reimbursements we have provided to Dr. Farokhzad.

Hedging and Pledging Policies; Stock Ownership Guidelines

Our insider trading policy prohibits our executives from engaging in “hedging” or “pledging” transactions with respect to our Class A common stock. The Company currently has no stock ownership guidelines in place for our named executive officers, but may consider implementing such guidelines in the future if the talent and compensation committee deems it to be in the best interests of the Company and its stockholders.

Compensation Recovery (“Clawback”) Policy

On November 14, 2023, the talent and compensation committee adopted the clawback policy (the Clawback Policy). The Clawback Policy is intended to comply with Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the listing standards of Nasdaq, and to further the Company’s pay-for-performance philosophy by providing rules relating to the reasonably prompt recovery of certain incentive-based compensation received by Covered Executives (as defined in the policy), which includes our named executive officers, in the event of an Accounting Restatement (as defined in the policy). The application of the Clawback Policy to Covered Executives is not discretionary, except to the limited extent permitted by Exchange Act rules and Nasdaq listing standards, and applies without regard to whether a Covered Executive was at fault.

In addition, as a public company subject to Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to restate our financial results as the result of misconduct or due to our material noncompliance with any financial reporting requirements under the federal securities laws, our Chief Executive Oficer and Chief Financial Officer may be legally required to reimburse us for any bonus or incentive-based or equity-based compensation they receive. Our 2020 Equity Incentive Plan provides that awards granted under it are subject to recoupment under any clawback policy that we are required to adopt pursuant to the listing standards of any national securities exchange or association on which our securities are listed or as is otherwise required by applicable law, and under the 2020 Equity Incentive Plan we may also impose such other clawback provisions to an equity award as we deem appropriate.

Insider Trading Policy

We have adopted insider trading policies and procedures that govern the purchase, sale and other disposition of our securities by directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of our insider trading policy was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 2, 2026. We comply with insider trading laws, rules and regulations and any applicable listing standards in any transactions involving our own securities.

Policies and Practices Related to the Grant of Certain Equity Awards

We do not take material nonpublic information into account when determining the timing or terms of executive awards, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Accounting and Tax Consideration and Treatment

The talent and compensation committee generally takes into consideration the tax implications to the Company of our named executive officer compensation program, including with respect to the tax deductibility of compensation paid under Section 162(m) of the Internal Revenue Code. Under Section 162(m) of the Internal Revenue Code as it was in effect during our 2025 fiscal year, the Company generally is eligible to receive a federal income tax deduction for compensation paid to our CEO and certain other current and former executives only for the amount that is less than $1 million during any fiscal year. While our talent and compensation committee may consider the deductibility of equity awards and cash and other compensation as one factor in determining executive compensation, the committee also looks at other factors in making its decisions and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible by us for tax purposes.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our Class A common stock as of March 31, 2026 for:

•
each of our directors and nominees for director;
•
each of our named executive officers;
•
all of our current directors and executive officers as a group; and
•
each person or group known by us to be the beneficial owner of more than 5% of our Class A common stock.

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

We have based our calculation of the percentage of beneficial ownership on 55,065,984 shares of our Class A common stock outstanding as of March 31, 2026. We have deemed shares of our Class A common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2026 to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Seer, Inc. 3800 Bridge Parkway, Suite 102, Redwood City, California 94065.

	Class A Common Stock Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Directors and Named Executive Officers:
Omid Farokhzad, M.D.(1)	6,918,732	12.0
David Horn(2)	1,422,515	2.5
Meeta Gulyani(3)	167,937	*
Robert Langer, Sc.D.(4)	1,209,587	2.2
Terrance McGuire(5)	643,950	1.2
Dipchand (Deep) Nishar(6)	122,300	*
Isaac Ro(7)	—	*
Nicolas Roelofs, Ph.D.(8)	49,813	*
All executive officers and directors as a group (8 persons)(9)	10,534,834	17.7
Greater than 5% Stockholders:
SoftBank SB Global Advisers Limited(10)	5,135,383	9.3
aMoon Growth Fund Limited Partnership(11)	4,923,196	8.9
Bradley L. Radoff and related entities and individuals(12)	4,277,528	7.8
Invus Public Equities, LP (13)	4,195,185	7.6

* Represents beneficial ownership of less than 1%.

(1)
Includes (i) 2,286,586 shares of Class A common stock held of record by Dr. Farokhzad; (ii) 2,117,138 shares of Class A shares held of record by SAF-BND Trust for which Dr. Farokhzad’s spouse serves as trustee; and (iv) 2,515,008 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2026. Dr. Farokhzad disclaims beneficial ownership of the shares held by the SAF-BND Trust.
(2)
Includes (i) 322,244 shares of Class A common stock and (ii) 1,100,271 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2026.
(3)
Includes (i) 87,043 shares of Class A common stock held of record by Ms. Gulyani and (ii) 80,894 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2026.
(4)
Includes (i) 784,025 shares of Class A common stock held of record by Dr. Langer, and (ii) 425,562 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2026.
(5)
Includes (i) 91,566 shares of Class A common stock held of record by Mr. McGuire; (ii) 215,070 shares of Class A common stock held of record by Strong Bridge, LLC for which Mr. McGuire serves as an operating manager; (iii) 78,947 shares of Class A common stock held of record by Polaris Founders Capital Fund I, L.P. for which Mr. McGuire serves as general partner of the managing member and (iv) 258,367 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2026.
(6)
Includes (i) 27,925 shares of Class A common stock held of record by Mr. Nishar and (ii) 94,375 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2026.
(7)
Mr. Ro joined our board of directors in September 2025.
(8)
Includes (i) 26,656 shares of Class A common stock held of record by Dr. Roelofs and (ii) 23,157 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2026.
(9)
Includes (i) 6,037,200 shares of Class A common stock beneficially owned by our current executive officers and directors and (ii) 4,497,634 shares of Class A common stock subject to options exercisable within 60 days of March 31, 2026 and held by our current executive officers and directors.
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
(12)
Based on the information reported on a Schedule 13D/A filed by Bradley L. Radoff with the SEC on April 13, 2026, Mr. Radoff holds sole voting and dispositive power with respect to 2,610,232 shares of common stock held directly by Mr. Radoff and shared voting power with respect to 500,000 shares of common stock held by the Radoff Family Foundation for which Mr. Radoff serves as a director. Michael Torok holds sole voting and dispositive power with respect to 285,000 shares of common stock held directly by Mr. Torok and shared voting and dispositive power with respect to 1,382,296 shares of common stock of which 1,167,296 shares are held by JEC II Associates, LLC for which Mr. Torok serves as Manager (“JEC II”) and 215,000 shares are held by the MOS Trust for which MOS PTC, LLC (“MOS PTC”) is trustee. Each reporting person may be deemed to be a member of a "group" with the other reporting persons for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. The address for Mr. Radoff and the Radoff Family Foundation is 2727 Kirby Drive, Unit 29L, Houston, Texas 77098. The address for JEC II and Mr. Torok is 68 Mazzeo Drive, Randolph, Massachusetts 02368. The address for MOS Trust and MOS PTC is 270 W. Pearl, Suite 103, Jackson, Wyoming 83001. Based on this Schedule 13D/A, there have been no transactions in the Company’s securities by Bradley L.Radoff and the related entities and individuals since the filing of a Schedule 13D/A by Bradley L. Radoff with the SEC on March 2, 2026.
(13)
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

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to shares of our Class A common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Rights (#)	Weighted Average Exercise Price of Outstanding Options and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column) (#)
Equity compensation plans approved by security holders
2017 Stock Incentive Plan (1)	—		—
2020 Equity Incentive Plan (2)	16,045,140	2.83	3,591,506
2020 Employee Stock Purchase Plan (3)	—		2,026,531
2020 RSU Equity Incentive Plan (4)	—		—
TOTAL	16,045,140		5,618,037
(1)
Our board of directors adopted, and our stockholders approved, the 2017 Plan. In connection with our initial public offering and the adoption of the 2020 Plan, we no longer grant awards under the 2017 Plan; however, all outstanding options issued pursuant to the 2017 Plan continue to be governed by their existing terms. To the extent that any such awards are forfeited or lapse unexercised or are repurchased, the shares of Class A common stock subject to such awards will become available for issuance under the 2020 Plan.
(2)
Our board of directors adopted, and our stockholders approved, the 2020 Plan. The 2020 Plan provides that the number of shares available for issuance under the 2020 Plan will be increased on the first day of each fiscal year beginning with the 2021 fiscal year, in an amount equal to the least of (i) 9,037,149 shares, (ii) five percent (5%) of the outstanding shares of Class A common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as our board of directors may determine.
(3)
Our board of directors adopted, and our shareholders approved, the 2020 Employee Stock Purchase Plan (the ESPP). The ESPP provides that the number of shares available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the 2021 fiscal year, in an amount equal to the least of (i) 1,807,476 shares, (ii) one percent (1%) of the outstanding shares of Class A common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as may be determined by our board of directors.
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

Other than as described above under this section titled “Certain Relationships and Related Transactions, and Director Independence” since January 1, 2023, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our Class A common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by Deloitte & Touche LLP for our fiscal years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees(1)	$760,000	$826,800
Tax Fees(2)	76,274	66,774
Total Fees	$836,274	$893,574
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

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to Deloitte & Touche LLP for our fiscal years ended December 31, 2025 and 2024 were pre-approved by our audit committee.

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

SEER, INC.

Date: April 30, 2026	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and
Chair of the Board of Directors
(Principal Executive Officer)