Form 10-Q
period 2026-03-31
Seer, Inc.
filed 2026-05-13
CIK 1726445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026, the registrant had 54,981,551 shares of Class A common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SEER, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$47,318	$47,285
Short-term investments	119,354	138,612
Accounts receivable, net	3,200	4,282
Related party receivables	56	300
Other receivables	1,000	1,370
Inventory	8,079	7,795
Prepaid expenses and other current assets	2,586	1,890
Total current assets	181,593	201,534
Long-term investments	52,848	54,686
Operating lease right-of-use assets	19,890	20,488
Property and equipment, net	13,485	14,754
Restricted cash	524	524
Other assets	3,792	4,097
Total assets	$272,132	$296,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,497	$5,611
Accrued expenses	4,730	7,135
Deferred revenue	334	341
Operating lease liabilities, current	2,644	2,575
Other current liabilities	38	29
Total current liabilities	10,243	15,691
Operating lease liabilities, net of current portion	20,384	21,077
Other noncurrent liabilities	26	8
Total liabilities	30,653	36,776
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of March 31, 2026 and December 31, 2025; zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 55,065,984 and 56,219,599 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value; 134,268 shares authorized as of March 31, 2026 and December 31, 2025; zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	724,351	724,819
Accumulated other comprehensive gain (loss)	(64)	459
Accumulated deficit	(482,809)	(465,972)
Total stockholders’ equity	241,479	259,307
Total liabilities and stockholders’ equity	$272,132	$296,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product	$2,110	$2,890
Service	540	1,203
Related party	56	52
Other	87	60
Total revenue	2,793	4,205
Cost of revenue:
Product	1,395	1,374
Service	170	531
Related party	6	70
Other	240	169
Total cost of revenue	1,811	2,144
Gross profit	982	2,061
Operating expenses:
Research and development	8,806	11,350
Selling, general and administrative	9,432	11,442
Total operating expenses	18,238	22,792
Loss from operations	(17,256)	(20,731)
Other income (expense):
Interest income	2,225	3,217
Loss on equity method investment	(1,728)	(1,575)
Other expense	(68)	(758)
Total other income	429	884
Loss before provision for income taxes	(16,827)	(19,847)
Provision for income taxes	10	101
Net loss	$(16,837)	$(19,948)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(523)	169
Comprehensive loss	$(17,360)	$(19,779)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.30)	$(0.34)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	55,995,933	59,408,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balance at December 31, 2025	56,219,599	$1	$724,819	$(465,972)	$459	$259,307
Issuance of Class A common stock from exercise of options and release of restricted stock units	308,132	—	14	—	—	14
Repurchases of Class A common stock under share repurchase program	(1,461,747)	—	(2,622)	—	—	(2,622)
Stock-based compensation	—	—	2,140	—	—	2,140
Other comprehensive loss	—	—	—	—	(523)	(523)
Net loss	—	—	—	(16,837)	—	(16,837)
Balance at March 31, 2026	55,065,984	$1	$724,351	$(482,809)	$(64)	$241,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Stockholders’ Equity

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

SEER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(16,837)	$(19,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,127	4,663
Depreciation and amortization	1,527	1,598
Loss on disposal of property and equipment	21	746
Net amortization of premium on available-for-sale securities	767	1,104
Provision for inventory excess and obsolescence	(10)	33
Non-cash operating lease expense (benefit)	(26)	3
Loss on equity method investment	1,728	1,575
Changes in operating assets and liabilities:
Accounts receivable, net	1,696	875
Prepaid expenses and other assets	(660)	212
Inventory	(378)	(228)
Accounts payable	(3,005)	(11)
Deferred revenue	(7)	5
Accrued liabilities and other liabilities	(2,378)	(2,044)
Net cash used in operating activities	(15,435)	(11,417)
INVESTING ACTIVITIES
Purchases of property and equipment	(270)	(654)
Proceeds from disposal of property and equipment	—	299
Purchases of available-for-sale securities	(48,452)	(62,660)
Proceeds from maturities of available-for-sale securities	68,257	87,626
Purchase of equity security	(1,459)	—
Net cash provided by investing activities	18,076	24,611
FINANCING ACTIVITIES
Proceeds from exercise of Class A common stock options	14	—
Repurchases of Class A common stock under share repurchase program	(2,622)	(675)
Taxes paid related to net settlement of restricted stock units	—	(827)
Net cash used in financing activities	(2,608)	(1,502)
Net increase in cash, cash equivalents and restricted cash	33	11,692
Cash, cash equivalents and restricted cash, beginning of period	47,809	41,277
Cash, cash equivalents and restricted cash, end of period	$47,842	$52,969

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Capitalized stock-based compensation related to internal-use software development	$13	$55
Property and equipment purchases included in accounts payable and accrued expenses	$9	$85
Inventory transferred to property and equipment	$105	$561

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

Liquidity

The Company has incurred significant losses and has had negative cash flows from operations since inception. As of March 31, 2026, the Company had cash and cash equivalents and investments of $219.5 million and an accumulated deficit of $482.8 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of March 31, 2026 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 2, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

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

For the three months ended March 31, 2026, there was one customer that accounted for 13% of the Company's total revenue. For the three months ended March 31, 2025, there were two customers that accounted for 12% and 10% of the Company's total revenue.

For the three months ended March 31, 2026 and 2025, 39% and 37% of the Company's total revenue, respectively, was generated outside of the United States, primarily from countries in Asia and Europe.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2026, there were two customers, which represented 17% and 11% of the Company's total accounts receivable balance. As of December 31, 2025, there were three customers, which represented 13%, 11%, and 10% of the Company's total accounts receivable balance.

Significant Accounting Policies

There have been no material changes to the significant accounting policies as of and for the three months ended March 31, 2026, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$47,318	$52,445
Restricted cash	524	524
Total cash, cash equivalents and restricted cash	$47,842	$52,969

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which replaces the current stage-based capitalization model with a principles-based approach. Under the new guidance, costs are capitalized once management authorizes and commits to funding the software project, it is probable that the project will be completed and the software will be used to perform the function intended. The update is effective for annual periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual period. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

3.
FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables set forth the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy utilized to determine such values (in thousands).

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$44,472	$—	$—	$44,472
Total cash equivalents	44,472	—	—	44,472
Investments:
U.S. Treasury securities	—	96,831	—	96,831
Commercial paper	—	11,719	—	11,719
Corporate debt securities	—	63,652	—	63,652
Total investments	—	172,202	—	172,202
Total assets measured at fair value	$44,472	$172,202	$—	$216,674

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$41,832	$—	$—	$41,832
Commercial paper	—	2,978	—	2,978
Total cash equivalents	41,832	2,978	—	44,810
Investments:
U.S. Treasury securities	—	90,762	—	90,762
U.S. Non-Treasury securities	—	2,374	—	2,374
Commercial paper	—	13,563	—	13,563
Corporate debt securities	—	86,599	—	86,599
Total investments	—	193,298	—	193,298
Total assets measured at fair value	$41,832	$196,276	$—	$238,108

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

The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	March 31, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$44,472	$—	$—	$44,472
Total cash equivalents	44,472	—	—	44,472
Investments:
U.S. Treasury securities	96,869	75	(113)	96,831
Commercial paper	11,723	4	(8)	11,719
Corporate debt securities	63,674	50	(72)	63,652
Total investments	172,266	129	(193)	172,202
Total assets measured at fair value	$216,738	$129	$(193)	$216,674

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$41,832	$—	$—	$41,832
Commercial paper	2,978	—	—	2,978
Total cash equivalents	44,810	—	—	44,810
Investments:
U.S. Treasury securities	90,508	254	—	90,762
U.S. Non-Treasury securities	2,373	1	—	2,374
Commercial paper	13,555	8	—	13,563
Corporate debt securities	86,403	196	—	86,599
Total investments	192,839	459	—	193,298
Total assets measured at fair value	$237,649	$459	$—	$238,108

As of March 31, 2026, the Company does not have investments that have been in a continuous unrealized loss position for twelve months or longer. To date, the Company has not recorded any credit loss charges on marketable securities related to other-than-temporary declines in market value. As of March 31, 2026, $52.8 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of March 31, 2026 and December 31, 2025, the Company recorded $1.0 million and $1.4 million, respectively, of accrued interest related to its available-for-sale investments and is presented as other receivables on the unaudited condensed consolidated balance sheets.

4.
OTHER FINANCIAL STATEMENT INFORMATION

Inventory

Inventory consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$3,566	$3,665
Work-in-progress	26	46
Finished goods	4,487	4,084
Total inventory	$8,079	$7,795

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$26,495	$26,388
Computer equipment and software	3,499	3,358
Furniture and fixtures	681	681
Leasehold improvements	3,626	3,626
Construction-in-progress	119	127
Property and equipment	34,420	34,180
Less: accumulated depreciation and amortization	(20,935)	(19,426)
Total property and equipment, net	$13,485	$14,754

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025, the Company recognized depreciation and amortization expense of $1.5 million and $1.6 million, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$2,963	$5,597
Accrued taxes	769	635
Accrued professional services	425	314
Other	573	589
Total accrued expenses	$4,730	$7,135

5.
REVENUE AND DEFERRED REVENUE

Product revenue consists of instruments with embedded software essential to the instrument's functionality and consumables. Service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of customers. Related party revenue is comprised of both the sale of products and services performed for related party, as further discussed in Note 10. Other revenue consists of shipping revenue and lease arrangements.

Deferred revenue activities consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Deferred revenue, current and noncurrent, as of the beginning of period	$347	$456
Additions	161	209
Revenue recognized	(152)	(222)
Deferred revenue, current and noncurrent, as of the end of period	$356	$443

The transaction price allocated to remaining performance obligations relates to amounts allocated to products, services and lease arrangements for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations that will be satisfied and recognized as revenue in future periods. As of March 31, 2026, the Company had $0.4 million of remaining performance obligations, of which 93% is expected to be recognized within twelve months.

6. CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2026, the Company is authorized to issue 99,134,268 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 134,268 shares of Class B common stock, and 5,000,000 shares of preferred stock.

On December 9, 2025, all of the Company's outstanding Class B common stock were automatically converted (the "Conversion") into the same number of shares of Class A common stock pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, as amended. The Company does not expect to issue any additional shares of Class B common stock following the Conversion. On December 12, 2025, the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Holders of Class A common stock are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

Share Repurchase Program

On May 3, 2024, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its issued and outstanding Class A common stock.

On February 25, 2026, the Company's Board of Directors authorized up to $25.0 million of additional repurchases of its issued and outstanding Class A common stock.

The following table summarizes the Company's share repurchase activity for each period indicated (in thousands except per share data):

	Three Months Ended March 31,
	2026	2025
Number of shares repurchased	1,461,747	352,000
Total cost (1)	$2,622	$675
Average per share cost (2)	$1.78	$1.91
(1)
Includes broker commissions and excludes excise tax.
(2)
Average price paid per share is calculated on a settlement basis and excludes broker commissions and excise tax.

As of March 31, 2026, the Company has a total of $25.5 million, excluding broker commissions and excise tax, available for future share repurchases.

Tax Benefit Preservation Plan

As of February 26, 2026, the Company's Board of Directors authorized and declared a dividend distribution of one right (a "Right") for each outstanding share of Class A common stock to stockholders of record as of the close of business on March 9, 2026. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.00001 per share (the "Preferred Stock"), of the Company at an exercise price of $11.00 (the "Exercise Price"), subject to adjustment. The complete terms of the Rights are set forth in a Tax Benefit Preservation Plan (the "Plan"), dated as of February 26, 2026, between the Company and Computershare Trust Company, N.A., as rights agent.

Under the Plan, if an Acquiring Person (as defined in the Plan) obtains beneficial ownership of 4.9% or more of the Class A common stock, then each Right will entitle the holder thereof to purchase, for the Exercise Price, a number of shares of Class A common stock (or, in certain circumstances, cash, property or other securities of the Company) having a then-current market value of twice the Exercise Price.

By adopting the Plan, the Board is seeking to protect the Company’s ability to use its net operating losses and other tax attributes. The Company views these tax attributes as highly valuable assets of the Company that are likely to inure to the benefit of the Company and its stockholders.

On March 13, 2026, the Company entered into Amendment No. 1 to the Plan to clarify the definition of Beneficial Ownership.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

7.
EQUITY INCENTIVE PLANS

As of March 31, 2026, 1,746,903 shares of Class A common stock are reserved for future issuance under the 2020 Equity Incentive Plan.

Stock Options

Stock option activity for the three months ended March 31, 2026 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2025	13,172,712	$2.83
Options granted	1,184,900	1.79
Options exercised	(8,050)	1.79
Options forfeited	(440,988)	2.71
Balance at March 31, 2026	13,908,574	$2.77
Vested and exercisable, March 31, 2026	8,400,518	$3.35

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	2,872,428	$2.63
Granted	1,617,162	1.79
Vested	(300,082)	4.36
Forfeited	(516,471)	2.49
Balance at March 31, 2026	3,673,037	$2.14

Employee Stock Purchase Plan

As of March 31, 2026, 2,026,531 shares of Class A common stock are reserved for issuance under the employee stock purchase plan (ESPP). During the three months ended March 31, 2026, no shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$65	$127
Research and development	695	1,789
Selling, general and administrative	1,367	2,747
Total stock-based compensation	$2,127	$4,663

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

8.
LEASES

As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end in September 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of March 31, 2026 and December 31, 2025, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease.

The components of lease expense and supplemental information were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$959	$959
Variable lease costs	230	221
Short-term lease costs	20	48
Total lease costs	$1,209	$1,228

	Three Months Ended March 31,
	2026	2025
Weighted-average remaining lease term (in years)	6.5	7.5
Weighted-average incremental borrowing rate	6.2%	6.2%

Variable lease costs primarily consist of common area maintenance.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$984	$961

As of March 31, 2026, future minimum commitments under the Company’s non-cancelable facility operating leases are as follows (in thousands):

Years ending December 31,
2026 (remaining nine months)	$2,974
2027	4,072
2028	4,191
2029	4,312
2030	4,444
Thereafter	8,118
Total undiscounted future minimum lease payments	28,111
Present value adjustment for minimum lease commitments	(5,083)
Total operating lease liabilities	$23,028

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

9.
COMMITMENTS AND CONTINGENCIES

Purchase Commitments and Obligations

From time to time, the Company has certain purchase commitments related to its inventory management, cloud-based information systems, property and equipment maintenance and support services, and various other products and services over periods that extend beyond one year. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or are subject to change. These outstanding commitments were nil and $0.4 million as of March 31, 2026 and December 31, 2025, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

10.
RELATED PARTY TRANSACTIONS

PrognomiQ, Inc. (PrognomiQ) constitutes a related party and, as of March 31, 2026 and December 31, 2025, the Company recorded $56,000 and $0.3 million in related party receivables, respectively, on the condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company recognized revenue of $56,000 and $51,900, respectively, primarily from services revenue. This is presented as related party revenue on the unaudited condensed consolidated statements of operations and comprehensive loss.

On August 12, 2024, the Company entered into a preferred stock purchase agreement with PrognomiQ, pursuant to which the Company purchased $10.0 million of PrognomiQ's Series D Preferred Stock. The Company made additional investments in the same series, including $1.9 million in July 2025 and $1.5 million in January 2026. The investment is accounted for as an equity security in accordance with ASC 321.

As of March 31, 2026, the carrying value of the investment was $3.1 million and is included in other assets on the unaudited condensed consolidated balance sheets. The carrying value is adjusted by the Company's share in loss in the equity method investment. There were no impairment and recognized gains or losses to the carrying value for the three months ended March 31, 2026.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

11.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

As discussed in Note 6, on December 9, 2025, all of the Company's outstanding Class B common stock were automatically converted (the "Conversion") into the same number of shares of Class A common stock pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, as amended. The Company does not expect to issue any additional shares of Class B common stock following the Conversion. On December 12, 2025, the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion. As the liquidation and dividend rights were identical, the Company’s undistributed earnings or losses were allocated on a proportionate basis among the holders of Class A and Class B common stock. As a result, the net loss per share attributed to common stockholders was, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(16,837)	$(19,948)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	55,995,933	59,408,711
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.30)	$(0.34)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2026	2025
Class A common stock options issued and outstanding	13,908,574	13,432,020
Restricted stock units	3,673,037	4,497,783
Estimated ESPP shares to be issued	99,875	—
Total	17,681,486	17,929,803

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

12.
SEGMENT REPORTING

The following table sets forth information on segment net loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$2,793	$4,205
Cost of revenue	1,811	2,144
Gross profit	982	2,061
Operating expenses:
Compensation expenses	7,712	9,363
Stock-based compensation	2,127	4,663
Professional expenses	2,708	3,067
Business expenses	2,279	2,237
Facility expenses	1,538	1,506
Depreciation and amortization	1,158	1,424
Other (1)	716	532
Total operating expenses	18,238	22,792

Interest income	2,225	3,217
Loss on equity method investment	(1,728)	(1,575)
Other expense	(68)	(758)
Provision for income taxes	10	101
Net loss	$(16,837)	$(19,948)
(1)
Other includes laboratory expenses, travel expenses, and allocated costs.

As of March 31, 2026, long-lived assets were primarily located in the United States.

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

During the three months ended March 31, 2026 and 2025, we incurred a net loss of $16.8 million and $19.9 million and used $15.4 million and $11.4 million of cash in operations, respectively. As of March 31, 2026, we had an accumulated deficit of $482.8 million, and cash, cash equivalents, and investments of $219.5 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue:
Product	$2,110	$2,890	$(780)	(27)%
Service	540	1,203	(663)	(55)%
Related party	56	52	4	8%
Other	87	60	27	45%
Total revenue	2,793	4,205	(1,412)	(34)%
Cost of revenue:
Product	1,395	1,374	21	2%
Service	170	531	(361)	(68)%
Related party	6	70	(64)	(91)%
Other	240	169	71	42%
Total cost of revenue	1,811	2,144	(333)	(16)%
Gross profit	982	2,061	(1,079)	(52)%
Operating expenses:
Research and development	8,806	11,350	(2,544)	(22)%
Selling, general and administrative	9,432	11,442	(2,010)	(18)%
Total operating expenses	18,238	22,792	(4,554)	(20)%
Loss from operations	(17,256)	(20,731)	3,475	(17)%
Other income (expense):
Interest income	2,225	3,217	(992)	(31)%
Loss on equity method investment	(1,728)	(1,575)	(153)	10%
Other expense	(68)	(758)	690	(91)%
Total other income	429	884	(455)	(51)%
Loss before provision for income taxes	(16,827)	(19,847)	3,020	(15)%
Provision for income taxes	10	101	(91)	(90)%
Net loss	$(16,837)	$(19,948)	$3,111	(16)%

Revenue

	Three months ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$2,793	$4,205	$(1,412)	(34)%

Revenue for the three months ended March 31, 2026 decreased by $1.4 million, or 34%, compared to the three months ended March 31, 2025. The decrease was due to lower product sales and service revenue during the period.

Cost of Revenue

	Three months ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue	$1,811	$2,144	$(333)	(16)%

Cost of revenue for the three months ended March 31, 2026 decreased by $0.3 million, or 16%, compared to the three months ended March 31, 2025. The decrease was primarily due to lower service revenue.

Research and Development

	Three months ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development	$8,806	$11,350	$(2,544)	(22)%

Research and development expenses for the three months ended March 31, 2026 decreased by $2.5 million, or 22%, compared to the three months ended March 31, 2025. The decrease was primarily due to a $1.1 million decrease in employee compensation costs, a $1.1 million decrease in stock-based compensation, and a $0.3 million decrease in professional services.

Selling, General and Administrative

	Three months ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Selling, general and administrative	$9,432	$11,442	$(2,010)	(18)%

Selling, general and administrative expenses for the three months ended March 31, 2026 decreased by $2.0 million, or 18%, compared to the three months ended March 31, 2025. The decrease was primarily due to a $1.4 million decrease in stock-based compensation and a $0.6 million decrease in employee compensation costs.

Total Other Income

	Three months ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Total other income	$429	$884	$(455)	(51)%

Total other income for the three months ended March 31, 2026, decreased by $0.5 million or 51%, compared to the three months ended March 31, 2025. The decrease was mainly due to the loss in the equity method investment and lower rates of interest earned on cash invested in money market funds, U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities, partially offset by a decrease in other expense.

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

Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of each of March 31, 2026 and December 31, 2025, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease.

From time to time, we have certain purchase commitments related to our inventory management, cloud-based information systems, property and equipment maintenance and support services, and various other products and services over periods that extend beyond one year. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments were nil as of March 31, 2026.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(15,435)	$(11,417)
Net cash provided by investing activities	18,076	24,611
Net cash used in financing activities	(2,608)	(1,502)
Net increase in cash, cash equivalents and restricted cash	$33	$11,692

Operating Activities

During the three months ended March 31, 2026, cash used in operating activities was $15.4 million, attributable to a net loss of $16.8 million and a net change in our operating assets and liabilities of $4.7 million, partially offset by non-cash charges of $6.1 million. Non-cash charges primarily consisted of $2.1 million of stock-based compensation, $1.7 million of loss on equity method investment, $1.5 million of depreciation and amortization, and $0.8 million of net amortization of premium on available-for-sale securities. The change in our operating assets and liabilities was primarily due to a decrease of accounts payable of $3.0 million, a decrease of accrued liabilities and other liabilities of $2.4 million, and increase of prepaid expenses and other assets of $0.7 million, which was partially offset by a decrease of accounts receivable of $1.7 million.

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

Investing Activities

During the three months ended March 31, 2026, cash provided by investing activities was $18.1 million, which was attributable to the proceeds from maturities of available-for-sale securities of $68.3 million. This was offset by the purchases of available-for-sale securities of $48.5 million, purchase of investment in equity security of $1.5 million, and purchases of property and equipment, primarily for laboratory equipment, of $0.3 million.

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

Financing Activities

During the three months ended March 31, 2026, cash used in financing activities was $2.6 million, which was primarily attributable to the repurchases of Class A common stock under our share repurchase program.

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

There have been no significant changes in our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2026, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factor

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•
we are a commercial-stage life sciences technology company with a history of net losses and negative cash flows, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future;
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
•
our commercialization success depends on broad scientific and market acceptance of the Proteograph Product Suite, which we may fail to achieve;
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

Risks Related to Our Business and Industry

We are a commercial-stage life sciences technology company with a history of net losses and negative cash flows, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.

We are a commercial-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $16.8 million and $19.9 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $482.8 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite and related products and services, including sales and marketing, manufacturing and operations costs, and research and development efforts for products and services. These efforts may prove more costly than we currently anticipate. While we have generated product and service revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

To the extent our broad commercial plan is unsuccessful, our financial results will be adversely impacted.

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

We are executing on our commercialization plan and our revenues have been concentrated in a relatively small number of customers. For the three months ended March 31, 2026, there was one customer that accounted for 13% of the Company's total revenue. If one or more customers, terminate all or any portion of their agreements, delay installations or fail to order the anticipated amount of consumables or services, there could be a material adverse effect on our business, financial condition and results of operations.

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

In August 2020, we transferred certain assets to PrognomiQ, as a separate healthcare company to help enable the growth of ecosystems around new applications that leverage the Proteograph solution for unbiased, deep and large-scale proteomic information. In August 2024, the Company entered into a preferred stock purchase agreement with PrognomiQ, pursuant to which it purchased $10.0 million of PrognomiQ's Series D Preferred Stock. The Company subsequently made additional investments in the same series, including $1.9 million in July 2025 and $1.5 million in January 2026.

As of March 31, 2026, we held approximately 24% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:

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

Our owned and licensed patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents and patent applications) have been, and may be challenged at a future point in time in third-party observations, opposition, revocation, nullification, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we or our licensor initiate legal proceedings against a third party to enforce a patent covering our products or services, the defendant could counterclaim that such patent covering our products or services, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. For example, on October 7, 2024, PreOmics GmbH and Biognosys AG filed a petition for Inter Partes Review before the USPTO (Case No. IPR2024-01473) challenging the validity of select claims of U.S. Patent No. 11,435,360, (the 360 patent), which is exclusively licensed from The Brigham and Women’s Hospital, Inc. (BWH);

and on April 17, 2025, the Patent Trial and Appeal Board (PTAB) of the USPTO instituted Inter Partes Review of certain claims. The petition alleged, among other things, the challenged claims are invalid for anticipation or obviousness over the prior art. On March 23, 2026, the PTAB issued a Final Written Decision, finding that six (6) of the eleven (11) challenged claims were unpatentable, while five (5) of the eleven (11) challenged claims were upheld as patentable. The PTAB’s Decision remains subject to appeal, and PreOmics GmbH and/or Biognosys AG may appeal the PTAB’s Decision with respect to the five (5) upheld claims. In Germany, an anonymous third party initiated a nullity action against European Patent EP3554681 (the 681 patent) and a cancellation request against Utility Model No. 202017007363 (the 363 patent) on November 18, 2024 and January 13, 2025, respectively, which patents are exclusively licensed from BWH. The nullity action alleges, among other things, that the 681 patent is invalid for lack of novelty and inventive step over the prior art. On January 14, 2026, BWH withdrew its opposition to the cancellation request against the 363 patent, thereby concluding the proceeding and resulting in the cancellation of the 363 patent. The nullity action against the 681 patent is ongoing. Furthermore, on May 27, 2025, an anonymous third party filed an Opposition to European Patent 4,056,263, which is exclusively licensed from BWH, alleging, among other things, that the patent is invalid for lack of novelty and inventive step. These proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our products, or exclude our competitor’s products. For example, for strategic reasons, including the fact that the 363 patent was approaching the end of its term, we opted to withdraw our opposition to the cancellation request and the 363 patent has since been cancelled. More generally, with respect to the validity of our other patents, we cannot be certain, for example, that there is no invalidating prior art of which we, our licensor, our or its patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our products, services and technologies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property, or develop or commercialize current or future products.

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

Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our owned and in-licensed intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property. However, the steps we have taken or take in the future to protect our intellectual property rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and technologies.

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

Stock markets in general, and the market for life sciences technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance, financial condition, or tangible asset value of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance, financial condition, or tangible asset value. Following periods of such volatility or decline in the market price of a company’s securities, securities class action litigation or shareholder activism has often been initiated against that company. Because of the potential volatility or decline of our stock price, we have been and may in the future become the target of securities litigation or shareholder activism, which could result in substantial costs and divert management’s attention and resources from our business.

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

In May 2024, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase up to $25.0 million of our Class A common stock from time to time, including through open market transactions. In February 2026, our Board of Directors authorized an additional share repurchase program of up to $25.0 million of our Class A common stock. The amount and timing of our share repurchases, if any, are subject to the availability of capital and our determination that the share repurchases are in the best interest of the Company and our stockholders. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

Our ability to make share repurchases, if any, will depend upon market conditions, cash balances and future capital requirements, results of operations, financial condition, compliance with applicable legal requirements and other factors that we may deem relevant and which may be beyond our control. In addition, we can provide no assurance that we will repurchase stock at favorable prices, if at all. As a result, there can be no guarantee around the timing of our share repurchases. Any failure to repurchase stock after we have announced our intention to do so, a reduction in the frequency of repurchases, or the completion of our share repurchase programs could have a negative effect on our reputation, investor confidence in us and our stock price.

The existence of our share repurchase programs could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our Class A common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program.

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

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as the terms of our tax benefit preservation plan, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Class A common stock.

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

In February 2026, our Board of Directors adopted a tax benefit preservation plan to protect the Company’s ability to use its net operating losses and other tax attributes (NOLs). Although this is not its purpose, the tax benefit preservation plan could have the effect of making more difficult certain types of transactions that might be attractive to our stockholders and could also affect the price that some investors are willing to pay for our Class A common stock.

Our ability to use NOLs to offset future taxable income may be subject to certain limitations, and changes to U.S. tax laws may cause us to make adjustments to our financial statements.

As of December 31, 2025, we had U.S. federal and state NOLs of $262.4 million and $226.6 million, respectively, which if not utilized will expire in 2035 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have previously undergone multiple ownership changes. In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future ownership changes. Ownership changes that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for U.S. federal income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any changes in U.S. tax laws or limitations on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results. For example, recently enacted California legislation limits the use of state NOLs for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOLs, even if we attain profitability.

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

Furthermore, as a public company we have been, and are being, targeted by activist stockholders. Responding to actions by activist stockholders can be costly and time-consuming, and could disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism, or changes to the composition of our Board of Directors, may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of stockholder activism.

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

Issuer Purchases of Equity Securities

The following table represents a month-to-month summary of information with respect to purchases of common stock made during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 - January 31	—	$—	—	$3,088
February 1 - February 28	98,909	$1.78	98,909	$27,911
March 1 - March 31	1,362,838	$1.78	1,362,838	$25,480
Total	1,461,747	$1.78	1,461,747

(1)
All shares of common stock were retired upon repurchase.
(2)
Average price paid per share is calculated on a settlement basis and excludes broker commissions and excise tax.
(3)
On February 25, 2026, the Company's Board of Directors authorized up to $25.0 million of additional repurchases of its issued and outstanding Class A common stock.

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

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Designation of Rights, Powers and Preferences of Series A Participating Preferred Stock.	8-K	001-39747	3.1	2/26/2026

4.1	Tax Benefit Preservation Plan, dated as of February 26, 2026, by and between Seer, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	001-39747	4.1	2/26/2026

4.2	Amendment No. 1 to Tax Benefit Preservation Plan, dated as of March 13, 2026, by and between Seer, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	001-39747	4.1	3/13/2026

10.1+	Outside Director Compensation Policy (as amended on February 25, 2026).	10-K	001-39747	10.12	3/2/2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File - the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

SEER, INC.

Date: May 13, 2026	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ David R. Horn
David R. Horn
President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)