Form 10-Q
period 2026-06-30
Seer, Inc.
filed 2026-08-11
CIK 1726445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 5, 2026, the registrant had 55,372,015 shares of Class A common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SEER, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$26,075	$47,285
Short-term investments	126,778	138,612
Accounts receivable, net	2,136	4,282
Related party receivables	56	300
Other receivables	1,240	1,370
Inventory	7,663	7,795
Prepaid expenses and other current assets	2,150	1,890
Total current assets	166,098	201,534
Long-term investments	56,631	54,686
Operating lease right-of-use assets	19,281	20,488
Property and equipment, net	12,177	14,754
Restricted cash	524	524
Other assets	1,927	4,097
Total assets	$256,638	$296,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,161	$5,611
Accrued expenses	4,998	7,135
Deferred revenue	372	341
Operating lease liabilities, current	2,714	2,575
Other current liabilities	22	29
Total current liabilities	11,267	15,691
Operating lease liabilities, net of current portion	19,676	21,077
Other noncurrent liabilities	15	8
Total liabilities	30,958	36,776
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of June 30, 2026 and December 31, 2025; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 55,300,389 and 56,219,599 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value; 134,268 shares authorized as of June 30, 2026 and December 31, 2025; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	725,723	724,819
Accumulated other comprehensive gain (loss)	(336)	459
Accumulated deficit	(499,708)	(465,972)
Total stockholders’ equity	225,680	259,307
Total liabilities and stockholders’ equity	$256,638	$296,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product	$2,323	$2,726	$4,433	$5,616
Service	679	797	1,219	2,000
Related party	—	409	56	461
Other	100	119	187	179
Total revenue	3,102	4,051	5,895	8,256
Cost of revenue:
Product	1,011	1,167	2,406	2,541
Service	347	395	517	926
Related party	—	69	6	139
Other	238	309	478	478
Total cost of revenue	1,596	1,940	3,407	4,084
Gross profit	1,506	2,111	2,488	4,172
Operating expenses:
Research and development	8,209	11,985	17,015	23,335
Selling, general and administrative	10,138	10,656	19,570	22,098
Total operating expenses	18,347	22,641	36,585	45,433
Loss from operations	(16,841)	(20,530)	(34,097)	(41,261)
Other income (expense):
Interest income	2,052	2,992	4,277	6,209
Loss on equity method investment	(2,088)	(1,841)	(3,816)	(3,416)
Other income (expense)	(13)	3	(81)	(755)
Total other income (expense)	(49)	1,154	380	2,038
Loss before provision for income taxes	(16,890)	(19,376)	(33,717)	(39,223)
Provision for income taxes	9	48	19	149
Net loss	$(16,899)	$(19,424)	$(33,736)	$(39,372)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(272)	2	(795)	171
Comprehensive loss	$(17,171)	$(19,422)	$(34,531)	$(39,201)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.31)	$(0.33)	$(0.61)	$(0.67)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	55,164,080	58,087,565	55,577,709	58,744,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balance at December 31, 2025	56,219,599	$1	$724,819	$(465,972)	$459	$259,307
Issuance of Class A common stock from exercise of options and release of restricted stock units	308,132	—	14	—	—	14
Repurchases of Class A common stock under share repurchase program	(1,461,747)	—	(2,622)	—	—	(2,622)
Stock-based compensation	—	—	2,140	—	—	2,140
Other comprehensive loss	—	—	—	—	(523)	(523)
Net loss	—	—	—	(16,837)	—	(16,837)
Balance at March 31, 2026	55,065,984	1	724,351	(482,809)	(64)	241,479
Issuance of Class A common stock from exercise of options and release of restricted stock units	367,953	—	37	—	—	37
Repurchases of Class A common stock under share repurchase program	(202,979)	—	(344)	—	—	(344)
Issuance of Class A common stock in connection with employee stock purchase plan	69,431	—	102	—	—	102
Stock-based compensation	—	—	1,577	—	—	1,577
Other comprehensive loss	—	—	—	—	(272)	(272)
Net loss	—	—	—	(16,899)	—	(16,899)
Balance at June 30, 2026	55,300,389	$1	$725,723	$(499,708)	$(336)	$225,680

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

SEER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(33,736)	$(39,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,691	8,535
Depreciation and amortization	3,016	3,142
Loss on disposal of property and equipment	8	811
Net amortization of premium on available-for-sale securities	491	821
Provision (recovery) for inventory excess and obsolescence	(5)	87
Non-cash operating lease expense (benefit)	(55)	1
Loss on equity method investment	3,816	3,416
Changes in operating assets and liabilities:
Accounts receivable, net	2,520	515
Prepaid expenses and other assets	(177)	782
Inventory	157	(1,243)
Accounts payable	(2,626)	(1,819)
Deferred revenue	31	132
Accrued liabilities and other liabilities	(2,137)	(1,883)
Net cash used in operating activities	(25,006)	(26,075)
INVESTING ACTIVITIES
Purchases of property and equipment	(279)	(1,222)
Proceeds from disposal of property and equipment	14	406
Purchases of available-for-sale securities	(77,985)	(100,174)
Proceeds from maturities of available-for-sale securities	86,588	132,964
Purchase of equity security	(1,459)	—
Purchase of SAFE	(270)	—
Net cash provided by investing activities	6,609	31,974
FINANCING ACTIVITIES
Proceeds from exercise of Class A common stock options	51	23
Repurchases of Class A common stock under share repurchase program	(2,966)	(8,128)
Taxes paid related to net settlement of restricted stock units	—	(827)
Proceeds from issuance of Class A common stock in connection with employee stock purchase plan	102	211
Net cash used in financing activities	(2,813)	(8,721)
Net decrease in cash, cash equivalents and restricted cash	(21,210)	(2,822)
Cash, cash equivalents and restricted cash, beginning of period	47,809	41,277
Cash, cash equivalents and restricted cash, end of period	$26,599	$38,455

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Capitalized stock-based compensation related to internal-use software development	$26	$110
Property and equipment purchases included in accounts payable and accrued expenses	$163	$116
Inventory transferred to property and equipment	$209	$1,080
Property and equipment transferred to inventory	$229	$—

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

Liquidity

The Company has incurred significant losses and has had negative cash flows from operations since inception. As of June 30, 2026, the Company had cash and cash equivalents and investments of $209.5 million and an accumulated deficit of $499.7 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of June 30, 2026 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 2, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

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

For the three months ended June 30, 2026, one customer accounted for 13% of total revenue. No single customer accounted for 10% or more of total revenue for the six months ended June 30, 2026. For the three months ended June 30, 2025, three customers, including a related party, accounted for 13%, 11%, and 10% of total revenue. For the six months ended June 30, 2025, one customer accounted for 10% of total revenue.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2026, 57% and 50% of the Company's total revenue, respectively, was generated outside of the United States, primarily from countries in Asia and Europe. For the three and six months ended June 30, 2025, 33% and 35%, respectively, of the Company's total revenue, was generated outside of the United States, primarily from countries in Asia and Europe.

As of June 30, 2026, one customer represented 10% of the Company's total accounts receivable balance. As of December 31, 2025, three customers represented 13%, 11%, and 10% of the Company's total accounts receivable balance.

Significant Accounting Policies

On June 22, 2026, the Company invested $0.3 million in PrognomiQ, Inc. (PrognomiQ) through a Simple Agreement for Future Equity ("SAFE"). The SAFE provides the Company with the right to receive SAFE Preferred Stock upon the occurrence of a future equity financing, liquidity event, or dissolution event, subject to the terms and conditions of the SAFE agreement. The SAFE does not accrue interest, has no maturity date, and does not provide voting or protective rights prior to conversion.

The investment is accounted for as a non-marketable equity security under ASC 321, Investments - Equity Securities, and is measured using the measurement alternative at cost, less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.

Except for the accounting policy adopted for the SAFE investment, there have been no material changes to the significant accounting policies as of and for the three and six months ended June 30, 2026, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$26,075	$37,931
Restricted cash	524	524
Total cash, cash equivalents and restricted cash	$26,599	$38,455

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

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$22,203	$—	$—	$22,203
Commercial paper	—	1,197	—	1,197
Total cash equivalents	22,203	1,197	—	23,400
Investments:
U.S. Treasury securities	—	110,466	—	110,466
Commercial paper	—	11,469	—	11,469
Corporate debt securities	—	61,474	—	61,474
Total investments	—	183,409	—	183,409
Total assets measured at fair value	$22,203	$184,606	$—	$206,809

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$41,832	$—	$—	$41,832
Commercial paper	—	2,978	—	2,978
Total cash equivalents	41,832	2,978	—	44,810
Investments:
U.S. Treasury securities	—	90,762	—	90,762
U.S. Non-Treasury securities	—	2,374	—	2,374
Commercial paper	—	13,563	—	13,563
Corporate debt securities	—	86,599	—	86,599
Total investments	—	193,298	—	193,298
Total assets measured at fair value	$41,832	$196,276	$—	$238,108

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	June 30, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$22,203	$—	$—	$22,203
Commercial paper	1,197	—	—	1,197
Total cash equivalents	23,400	—	—	23,400
Investments:
U.S. Treasury securities	110,733	19	(286)	110,466
Commercial paper	11,479	—	(10)	11,469
Corporate debt securities	61,533	26	(85)	61,474
Total investments	183,745	45	(381)	183,409
Total assets measured at fair value	$207,145	$45	$(381)	$206,809

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$41,832	$—	$—	$41,832
Commercial paper	2,978	—	—	2,978
Total cash equivalents	44,810	—	—	44,810
Investments:
U.S. Treasury securities	90,508	254	—	90,762
U.S. Non-Treasury securities	2,373	1	—	2,374
Commercial paper	13,555	8	—	13,563
Corporate debt securities	86,403	196	—	86,599
Total investments	192,839	459	—	193,298
Total assets measured at fair value	$237,649	$459	$—	$238,108

As of June 30, 2026, the Company does not have investments that have been in a continuous unrealized loss position for twelve months or longer. To date, the Company has not recorded any credit loss charges on marketable securities related to other-than-temporary declines in market value. As of June 30, 2026, $56.6 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of June 30, 2026 and December 31, 2025, the Company recorded $1.2 million and $1.4 million, respectively, of accrued interest related to its available-for-sale investments and is presented as other receivables on the unaudited condensed consolidated balance sheets.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

4.
OTHER FINANCIAL STATEMENT INFORMATION

Inventory

Inventory consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$3,154	$3,665
Work-in-progress	30	46
Finished goods	4,479	4,084
Total inventory	$7,663	$7,795

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$26,187	$26,388
Computer equipment and software	3,624	3,358
Furniture and fixtures	681	681
Leasehold improvements	3,668	3,626
Construction-in-progress	247	127
Property and equipment	34,407	34,180
Less: accumulated depreciation and amortization	(22,230)	(19,426)
Total property and equipment, net	$12,177	$14,754

For the three and six months ended June 30, 2026, the Company recognized depreciation and amortization expense of $1.5 million and $3.0 million, respectively. For the three and six months ended June 30, 2025, the Company recognized depreciation and amortization expense of $1.5 million and $3.1 million, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$3,439	$5,597
Accrued professional services	539	314
Accrued taxes	176	635
Other	844	589
Total accrued expenses	$4,998	$7,135

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

Deferred revenue activities consist of the following (in thousands):

	Six Months Ended June 30,
	2026	2025
Deferred revenue, current and noncurrent, as of the beginning of period	$347	$456
Additions	335	441
Revenue recognized	(295)	(337)
Deferred revenue, current and noncurrent, as of the end of period	$387	$560

The transaction price allocated to remaining performance obligations relates to amounts allocated to products, services and lease arrangements for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations that will be satisfied and recognized as revenue in future periods. As of June 30, 2026, the Company had $0.4 million of remaining performance obligations, of which 70% is expected to be recognized within twelve months.

6. CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2026, the Company is authorized to issue 99,134,268 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 134,268 shares of Class B common stock, and 5,000,000 shares of preferred stock.

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On February 25, 2026, the Company's Board of Directors authorized up to $25.0 million of additional repurchases of its issued and outstanding Class A common stock.

The following table summarizes the Company's share repurchase activity for each period indicated (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of shares repurchased	202,979	3,874,486	1,664,726	4,226,486
Total cost (1)	$344	$7,453	$2,966	$8,128
Average per share cost (2)	$1.68	$1.92	$1.77	$1.92
(1)
Includes broker commissions and excludes excise tax.
(2)
Average price paid per share is calculated on a settlement basis and excludes broker commissions and excise tax.

As of June 30, 2026, the Company has a total of $25.1 million, excluding broker commissions and excise tax, available for future share repurchases.

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

By adopting the Plan, the Company's Board of Directors is seeking to protect the Company’s ability to use its net operating losses and other tax attributes. The Company views these tax attributes as highly valuable assets of the Company that are likely to inure to the benefit of the Company and its stockholders.

On March 13, 2026, the Company entered into Amendment No. 1 to the Plan to clarify the definition of Beneficial Ownership.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

7.
EQUITY INCENTIVE PLANS

As of June 30, 2026, 2,146,785 shares of Class A common stock are reserved for future issuance under the 2020 Equity Incentive Plan.

Stock Options

Stock option activity for the six months ended June 30, 2026 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2025	13,172,712	$2.83
Options granted	1,458,225	1.81
Options exercised	(28,858)	1.78
Options forfeited	(1,091,828)	4.51
Balance at June 30, 2026	13,510,251	$2.61
Vested and exercisable, June 30, 2026	7,986,048	$3.11

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	2,872,428	$2.63
Granted	1,713,612	1.80
Vested	(647,227)	3.36
Forfeited	(635,288)	2.42
Balance at June 30, 2026	3,303,525	$2.09

Employee Stock Purchase Plan

As of June 30, 2026, 1,957,100 shares of Class A common stock are reserved for issuance under the employee stock purchase plan (ESPP). During the six months ended June 30, 2026, 69,431 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$40	$131	$105	$258
Research and development	555	1,660	1,250	3,449
Selling, general and administrative	969	2,081	2,336	4,828
Total stock-based compensation	$1,564	$3,872	$3,691	$8,535

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

8.
LEASES

As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end in September 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of June 30, 2026 and December 31, 2025, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease.

The components of lease expense and supplemental information were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$959	$959	$1,918	$1,918
Variable lease costs	216	243	446	464
Short-term lease costs	18	48	38	96
Total lease costs	$1,193	$1,250	$2,402	$2,478

	Six Months Ended June 30,
	2026	2025
Weighted-average remaining lease term (in years)	6.3	7.3
Weighted-average incremental borrowing rate	6.2%	6.2%

Variable lease costs primarily consist of common area maintenance.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$1,973	$1,917

As of June 30, 2026, future minimum commitments under the Company’s non-cancelable facility operating leases are as follows (in thousands):

Years ending December 31,
2026 (remaining six months)	$1,985
2027	4,072
2028	4,191
2029	4,312
2030	4,444
Thereafter	8,118
Total undiscounted future minimum lease payments	27,122
Present value adjustment for minimum lease commitments	(4,732)
Total operating lease liabilities	$22,390

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

9.
COMMITMENTS AND CONTINGENCIES

Purchase Commitments and Obligations

From time to time, the Company has certain purchase commitments related to its inventory management, cloud-based information systems, property and equipment maintenance and support services, and various other products and services over periods that extend beyond one year. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or are subject to change. These outstanding commitments were nil and $0.4 million as of June 30, 2026 and December 31, 2025, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

10.
RELATED PARTY TRANSACTIONS

PrognomiQ constitutes a related party and, as of June 30, 2026 and December 31, 2025, the Company recorded $56,000 and $0.3 million in related party receivables, respectively, on the condensed consolidated balance sheets. For the three and six months ended June 30, 2026, the Company recognized no revenue and $56,000, respectively, primarily from services. For the three and six months ended June 30, 2025, the Company recognized revenue of $0.4 million and $0.5 million, respectively, primarily from services. This is presented as related party revenue on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

As of June 30, 2026, the carrying value of the investment was $1.0 million and is included in other assets on the unaudited condensed consolidated balance sheets. The carrying value is adjusted by the Company's share in loss in the equity method investment. There were no impairment and recognized gains or losses to the carrying value for the three and six months ended June 30, 2026.

As of June 30, 2026, the carrying amount of the SAFE investment was $0.3 million and was included in other assets in the accompanying condensed consolidated balance sheets.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Under the SAFE agreement, the Company may be required to make additional investments of up to $1.5 million upon the occurrence of specified contractual events, including funding shortfalls and milestone achievements, prior to the termination of the SAFE. As of June 30, 2026, none of the contractual conditions giving rise to these additional funding obligations had been satisfied. Accordingly, the Company had not recognized a liability related to these commitments as of the reporting date.

In July 2026, the Company received a Shortfall and Milestone Notice pursuant to the SAFE agreement and made an additional investment of $0.4 million.

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

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(16,899)	$(19,424)	$(33,736)	$(39,372)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	55,164,080	58,087,565	55,577,709	58,744,490
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.31)	$(0.33)	$(0.61)	$(0.67)

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2026	2025
Class A common stock options issued and outstanding	13,510,251	13,480,732
Restricted stock units	3,303,525	3,708,153
Estimated ESPP shares to be issued	69,024	136,797
Total	16,882,800	17,325,682

12.
SEGMENT REPORTING

The following table sets forth information on segment net loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$3,102	$4,051	$5,895	$8,256
Cost of revenue	1,596	1,940	3,407	4,084
Gross profit	1,506	2,111	2,488	4,172
Operating expenses:
Compensation expenses	7,172	9,399	14,884	18,762
Stock-based compensation	1,564	3,872	3,691	8,535
Professional expenses	4,536	3,103	7,244	6,170
Business expenses	1,916	2,436	4,195	4,673
Facility expenses	1,445	1,550	2,983	3,056
Depreciation and amortization	1,118	1,327	2,276	2,751
Other (1)	596	954	1,312	1,486
Total operating expenses	18,347	22,641	36,585	45,433

Interest income	2,052	2,992	4,277	6,209
Loss on equity method investment	(2,088)	(1,841)	(3,816)	(3,416)
Other income (expense)	(13)	3	(81)	(755)
Provision for income taxes	9	48	19	149
Net loss	$(16,899)	$(19,424)	$(33,736)	$(39,372)
(1)
Other includes laboratory expenses, travel expenses, and allocated costs.

As of June 30, 2026, long-lived assets were primarily located in the United States.

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

During the six months ended June 30, 2026 and 2025, we incurred a net loss of $33.7 million and $39.4 million and used $25.0 million and $26.1 million of cash in operations, respectively. As of June 30, 2026, we had an accumulated deficit of $499.7 million, and cash, cash equivalents, and investments of $209.5 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future.

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

Components of Results of Operations

Revenue

Our product revenue consists of an instrument with embedded software essential to the instrument’s functionality and consumables. Our service revenue primarily consists of revenue received from the generation and analysis of proteomic data on behalf of the customer. Our related party revenue is comprised of both product sales and services performed for related parties. Other revenue consists of shipping revenue and lease arrangements. Our revenue is generated from customers in the United States and internationally. We intend to focus our commercial efforts in the United States while expanding our international presence.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three months ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue:
Product	$2,323	$2,726	$(403)	(15)%
Service	679	797	(118)	(15)%
Related party	—	409	(409)	(100)%
Other	100	119	(19)	(16)%
Total revenue	3,102	4,051	(949)	(23)%
Cost of revenue:
Product	1,011	1,167	(156)	(13)%
Service	347	395	(48)	(12)%
Related party	—	69	(69)	(100)%
Other	238	309	(71)	(23)%
Total cost of revenue	1,596	1,940	(344)	(18)%
Gross profit	1,506	2,111	(605)	(29)%
Operating expenses:
Research and development	8,209	11,985	(3,776)	(32)%
Selling, general and administrative	10,138	10,656	(518)	(5)%
Total operating expenses	18,347	22,641	(4,294)	(19)%
Loss from operations	(16,841)	(20,530)	3,689	(18)%
Other income (expense):
Interest income	2,052	2,992	(940)	(31)%
Loss on equity method investment	(2,088)	(1,841)	(247)	13%
Other income (expense)	(13)	3	(16)	(533)%
Total other income (expense)	(49)	1,154	(1,203)	(104)%
Loss before provision for income taxes	(16,890)	(19,376)	2,486	(13)%
Provision for income taxes	9	48	(39)	(81)%
Net loss	$(16,899)	$(19,424)	$2,525	(13)%

Revenue

	Three months ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$3,102	$4,051	$(949)	(23)%

Revenue for the three months ended June 30, 2026 decreased by $0.9 million, or 23%, compared to the same period in 2025. The decrease was due to lower product sales and service revenue during the period.

Cost of Revenue

	Three months ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue	$1,596	$1,940	$(344)	(18)%

Cost of revenue for the three months ended June 30, 2026 decreased by $0.3 million, or 18%, compared to the same period in 2025. The decrease was primarily due to lower revenue.

Research and Development

	Three months ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development	$8,209	$11,985	$(3,776)	(32)%

Research and development expenses for the three months ended June 30, 2026 decreased by $3.8 million, or 32%, compared to the same period in 2025. The decrease was primarily driven by lower employee compensation costs of $1.2 million, stock-based compensation of $1.1 million, laboratory expenses of $0.6 million, and professional services of $0.6 million.

Selling, General and Administrative

	Three months ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Selling, general and administrative	$10,138	$10,656	$(518)	(5)%

Selling, general and administrative expenses for the three months ended June 30, 2026 decreased by $0.5 million, or 5%, compared to the same period in 2025. The decrease was primarily driven by lower employee compensation costs of $1.1 million and stock-based compensation of $1.1 million, partially offset by higher professional services of $2.0 million.

Total Other Income

	Three months ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Total other income (expense)	$(49)	$1,154	$(1,203)	(104)%

Total other income for the three months ended June 30, 2026 decreased by $1.2 million or 104%, compared to the same period in 2025. The decrease was mainly due to lower rates of interest earned on cash invested in money market funds, U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities and a higher loss from equity method investment.

Comparisons of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Six months ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue:
Product	$4,433	$5,616	$(1,183)	(21)%
Service	1,219	2,000	(781)	(39)%
Related party	56	461	(405)	(88)%
Other	187	179	8	4%
Total revenue	5,895	8,256	(2,361)	(29)%
Cost of revenue:
Product	2,406	2,541	(135)	(5)%
Service	517	926	(409)	(44)%
Related party	6	139	(133)	(96)%
Other	478	478	—	—%
Total cost of revenue	3,407	4,084	(677)	(17)%
Gross profit	2,488	4,172	(1,684)	(40)%
Operating expenses:
Research and development	17,015	23,335	(6,320)	(27)%
Selling, general and administrative	19,570	22,098	(2,528)	(11)%
Total operating expenses	36,585	45,433	(8,848)	(19)%
Loss from operations	(34,097)	(41,261)	7,164	(17)%
Other income (expense):
Interest income	4,277	6,209	(1,932)	(31)%
Loss on equity method investment	(3,816)	(3,416)	(400)	12%
Other expense	(81)	(755)	674	(89)%
Total other income	380	2,038	(1,658)	(81)%
Loss before provision for income taxes	(33,717)	(39,223)	5,506	(14)%
Provision for income taxes	19	149	(130)	(87)%
Net loss	$(33,736)	$(39,372)	$5,636	(14)%

Revenue

	Six months ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$5,895	$8,256	$(2,361)	(29)%

Revenue for the six months ended June 30, 2026 decreased by $2.4 million, or 29%, compared to the same period in 2025. The decrease was due to lower product sales and service revenue during the period.

Cost of Revenue

	Six months ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue	$3,407	$4,084	$(677)	(17)%

Cost of revenue for the six months ended June 30, 2026 decreased by $0.7 million, or 17%, compared to the same period in 2025. The decrease was primarily due to lower service revenue.

Research and Development

	Six months ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development	$17,015	$23,335	$(6,320)	(27)%

Research and development expenses for the six months ended June 30, 2026 decreased by $6.3 million, or 27%, compared to the same period in 2025. The decrease was primarily driven by lower employee compensation costs of $2.2 million, stock-based compensation of $2.2 million, professional services of $0.9 million, laboratory expenses of $0.5 million, and depreciation expense of $0.4 million.

Selling, General and Administrative

	Six months ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Selling, general and administrative	$19,570	$22,098	$(2,528)	(11)%

Selling, general and administrative expenses for the six months ended June 30, 2026 decreased by $2.5 million, or 11%, compared to the same period in 2025. The decrease was primarily driven by lower stock-based compensation of $2.5 million and employee compensation costs of $1.7 million, partially offset by higher professional services of $2.0 million.

Total Other Income

	Six months ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Total other income	$380	$2,038	$(1,658)	(81)%

Total other income for the six months ended June 30, 2026, decreased by $1.7 million or 81%, compared to the same period in 2025. The decrease was mainly due to the loss in the equity method investment and lower rates of interest earned on cash invested in money market funds, U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities and a higher loss from equity method investment.

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

Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of each of June 30, 2026 and December 31, 2025, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease.

From time to time, we have certain purchase commitments related to our inventory management, cloud-based information systems, property and equipment maintenance and support services, and various other products and services over periods that extend beyond one year. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments were nil as of June 30, 2026.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(25,006)	$(26,075)
Net cash provided by investing activities	6,609	31,974
Net cash used in financing activities	(2,813)	(8,721)
Net decrease in cash, cash equivalents and restricted cash	$(21,210)	$(2,822)

Operating Activities

During the six months ended June 30, 2026, cash used in operating activities was $25.0 million, attributable to a net loss of $33.7 million and a net change in our operating assets and liabilities of $2.2 million, partially offset by non-cash charges of $11.0 million. Non-cash charges primarily consisted of $3.8 million of loss on equity method investment, $3.7 million of stock-based compensation, and $3.0 million of depreciation and amortization. The change in our operating assets and liabilities was primarily driven by decreases in accounts payable of $2.6 million and accrued liabilities and other liabilities of $2.1 million, partially offset by a decrease of accounts receivable of $2.5 million.

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

Investing Activities

During the six months ended June 30, 2026, cash provided by investing activities was $6.6 million, which was attributable to the proceeds from maturities of available-for-sale securities of $86.6 million. This was offset by the purchases of available-for-sale securities of $78.0 million, purchase of investment in equity security of $1.5 million, purchases of property and equipment, primarily for laboratory equipment, of $0.3 million, and purchase of investment in SAFE of $0.3 million.

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

Financing Activities

During the six months ended June 30, 2026, cash used in financing activities was $2.8 million, which was primarily attributable to the repurchases of Class A common stock under our share repurchase program of $3.0 million, partially offset by the proceeds from the issuance of Class A common stock in connection with the employee stock purchase plan of $0.1 million.

During the six months ended June 30, 2025, cash used in financing activities was $8.7 million, which was primarily attributable to the repurchases of Class A common stock under our share repurchase program of $8.1 million and the tax withholding payments related to net settlement of restricted stock units of $0.8 million. This was partially offset by primarily the proceeds of $0.2 million from the issuance of Class A common stock in connection with the employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three and six months ended June 30, 2026, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO have concluded, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $33.7 million and $39.4 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $499.7 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite and related products and services, including sales and marketing, manufacturing and operations costs, and research and development efforts for products and services. These efforts may prove more costly than we currently anticipate. While we have generated product and service revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

As of June 30, 2026, we held approximately 30% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:

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

On May 12, 2026, we filed a patent infringement lawsuit in the Northern District of Illinois against Nanomics Biotechnology Co., Ltd. (“Nanomics”) (the “ND Ill. Action”), alleging infringement of five U.S. Patents, including U.S. Patent Nos. 11,435,360, 11,630,112, 12,050,222, 12,228,566, and 12,590,948 (the “Asserted Patents”). Through the ND Ill. Action, we are seeking relief, including monetary damages, enhanced damages, and a permanent injunction prohibiting Nanomics from further infringement, or inducing of infringement, of any asserted claim of the Asserted Patents. U.S. Patent Nos. 11,435,360 and 12,228,566 are owned by Brigham and Women’s Hospital, Inc. and exclusively licensed by Seer; the remaining three Asserted Patents are owned by Seer. In addition, on May 28, 2026, we filed a complaint with the U.S. International Trade Commission (“ITC”) seeking institution of an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337, on the basis that certain Proteonano™ Workstations and Assay Kits (the “Accused Products”) infringe the same five Asserted Patents in the Northern District of Illinois lawsuit and, therefore, are being unlawfully imported, sold for importation, and/or sold after importation (the “ITC Action”). Through the ITC Action, we are seeking relief, including a limited exclusion order forbidding importation into the United States of any of the Accused Products found to infringed one or more of the Asserted Patents, and a cease and desist order prohibiting Nanomics from engaging in the importation, sale for importation, and sale after importation of any of the Accused products found to infringe one or more of the Asserted Patents. Brigham and Women’s Hospital, Inc. has joined Seer as co-plaintiff in both the ND Ill. and the ITC Actions.

On June 29, 2026, the ITC formally ordered institution of an investigation into the importation of Nanomics’ Accused Products into the United States and their infringement of the Asserted Patents. On July 21, 2026, the ND Ill. Action was ordered stayed pending the outcome of the ITC Action. An evidentiary hearing in the ITC Action is scheduled for May 3 through May 7, 2027, and a target date for completion of the ITC investigation has been set for January 4, 2028.

As a result of the ND Ill. and ITC Actions with Nanomics, and other as yet unforeseen litigation that may arise, we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

Our owned and licensed patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents and patent applications) have been, and may be challenged at a future point in time in third-party observations, opposition, revocation, nullification, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we or our licensor initiate legal proceedings against a third party to enforce a patent covering our products or services, the defendant could counterclaim that such patent covering our products or services, as applicable, is invalid and/or unenforceable. For example, as discussed above, we have sued Nanomics for infringement of the Asserted Patents in the ND Ill Action, and filed a complaint with the ITC based on importation, sale for importation, and sale after importation of Accused Products that infringe the Asserted Patents in the ITC Action. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. In the ITC Action, Nanomics filed a response on July 20, 2026 generally claiming that the Asserted Patents are invalid for failing to comply with the requirements of patentability set forth in the U.S. patent statutes; in the ND Ill Action, Nanomics has not yet filed a response. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. For example, on October 7, 2024, PreOmics GmbH and Biognosys AG filed a petition for Inter Partes Review before the USPTO (Case No. IPR2024-01473) challenging the validity of select claims of U.S. Patent No. 11,435,360, (the 360 patent), which is exclusively licensed from The Brigham and Women’s Hospital, Inc. (BWH); and on April 17, 2025, the Patent Trial and Appeal Board (PTAB) of the USPTO instituted Inter Partes Review of certain claims. The petition alleged, among other things, the challenged claims are invalid for anticipation or obviousness over the prior art. On March 23, 2026, the PTAB issued a Final Written Decision, finding that six (6) of the eleven (11) challenged claims were unpatentable, while five (5) of the eleven (11) challenged claims were upheld as patentable. PreOmics GmbH and/or Biognosys AG did not appeal the PTAB’s Decision with respect to the five (5) upheld claims in the prescribed time period, thus concluding the proceedings. In Germany, an anonymous third party initiated a nullity action against European Patent EP3554681 (the 681 patent) and a cancellation request against Utility Model No. 202017007363 (the 363 patent) on November 18, 2024 and January 13, 2025, respectively, which patents are exclusively licensed from BWH. The nullity action alleges, among other things, that the 681 patent is invalid for lack of novelty and inventive step over the prior art. On January 14, 2026, BWH withdrew its opposition to the cancellation request against the 363 patent, thereby concluding the proceeding and resulting in the cancellation of the 363 patent. The nullity action against the 681 patent is ongoing. Furthermore, on May 27, 2025, an anonymous third party filed an Opposition to European Patent 4,056,263 (the 263 patent), which is exclusively licensed from BWH, alleging, among other things, that the patent is invalid for lack of novelty and inventive step. Following oral proceedings at the European Patent Office on June 25, 2026, the 263 patent was maintained with amended claims. This decision remains open to appeal by the anonymous third party. In China, Nanomics Hangzhou has filed an invalidation petition with the China National Intellectual Property Administration against Chinese Patent No. CN114651058B on July 14, 2026. These proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our products, or exclude our competitor’s products. For example, for strategic reasons, including the fact that the 363 patent was approaching the end of its term, we opted to withdraw our opposition to the cancellation request and the 363 patent has since been cancelled. More generally, with respect to the validity of our other patents, we cannot be certain, for example, that there is no invalidating prior art of which we, our licensor, our or its patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our products, services and technologies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property, or develop or commercialize current or future products.

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

Issuer Purchases of Equity Securities

The following table represents a month-to-month summary of information with respect to purchases of common stock made during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - April 30	94,616	$1.68	94,616	$25,480
May 1 - May 31	82,145	$1.68	82,145	$25,183
June 1 - June 30	26,218	$1.69	26,218	$25,138
Total	202,979	$1.68	202,979

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

4.1

Tax Benefit Preservation Plan, dated as of February 26, 2026 and Amendment No. 1 to Tax Benefit Preservation Plan, dated as of March 13, 2026, by and between Seer, Inc. and Computershare Trust Company, N.A., as rights agent.

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

SEER, INC.

Date: August 11, 2026	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ David R. Horn
David R. Horn
President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)