Form 10-Q
period 2026-09-30
Seer, Inc.
filed 2026-11-10
CIK 1726445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, the registrant had 55,814,767 shares of Class A common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SEER, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$29,316	$47,285
Short-term investments	126,581	138,612
Accounts receivable, net	2,717	4,282
Related party receivables	146	300
Other receivables	964	1,370
Inventory	6,396	7,795
Prepaid expenses and other current assets	1,777	1,890
Total current assets	167,897	201,534
Long-term investments	42,190	54,686
Operating lease right-of-use assets	18,663	20,488
Property and equipment, net	11,031	14,754
Restricted cash	524	524
Other assets	1,494	4,097
Total assets	$241,799	$296,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,583	$5,611
Accrued expenses	4,070	7,135
Deferred revenue	482	341
Operating lease liabilities, current	2,786	2,575
Other current liabilities	21	29
Total current liabilities	9,942	15,691
Operating lease liabilities, net of current portion	18,956	21,077
Other noncurrent liabilities	10	8
Total liabilities	28,908	36,776
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized as of September 30, 2026 and December 31, 2025; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value; 94,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 55,809,767 and 56,219,599 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value; 134,268 shares authorized as of September 30, 2026 and December 31, 2025; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	727,082	724,819
Accumulated other comprehensive gain (loss)	(746)	459
Accumulated deficit	(513,446)	(465,972)
Total stockholders’ equity	212,891	259,307
Total liabilities and stockholders’ equity	$241,799	$296,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product	$2,760	$2,756	$7,193	$8,372
Service	1,064	913	2,283	2,913
Related party	90	300	146	761
Other	67	152	254	331
Total revenue	3,981	4,121	9,876	12,377
Cost of revenue:
Product	1,411	1,327	3,817	3,868
Service	392	335	909	1,261
Related party	82	85	88	224
Other	217	264	695	742
Total cost of revenue	2,102	2,011	5,509	6,095
Gross profit	1,879	2,110	4,367	6,282
Operating expenses:
Research and development	6,439	10,797	23,454	34,132
Selling, general and administrative	10,107	10,659	29,677	32,757
Total operating expenses	16,546	21,456	53,131	66,889
Loss from operations	(14,667)	(19,346)	(48,764)	(60,607)
Other income (expense):
Interest income	1,961	2,765	6,238	8,974
Loss on equity method investment	(1,392)	(1,419)	(5,208)	(4,835)
Other income (expense)	365	(210)	284	(965)
Total other income	934	1,136	1,314	3,174
Loss before provision for income taxes	(13,733)	(18,210)	(47,450)	(57,433)
Provision for income taxes	5	24	24	173
Net loss	$(13,738)	$(18,234)	$(47,474)	$(57,606)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(410)	124	(1,205)	295
Comprehensive loss	$(14,148)	$(18,110)	$(48,679)	$(57,311)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.25)	$(0.32)	$(0.85)	$(0.99)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	55,562,071	56,312,290	55,572,439	57,928,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balance at December 31, 2025	56,219,599	$1	$724,819	$(465,972)	$459	$259,307
Issuance of Class A common stock from exercise of options and release of restricted stock units	308,132	—	14	—	—	14
Repurchases of Class A common stock under share repurchase program	(1,461,747)	—	(2,622)	—	—	(2,622)
Stock-based compensation	—	—	2,140	—	—	2,140
Other comprehensive loss	—	—	—	—	(523)	(523)
Net loss	—	—	—	(16,837)	—	(16,837)
Balance at March 31, 2026	55,065,984	1	724,351	(482,809)	(64)	241,479
Issuance of Class A common stock from exercise of options and release of restricted stock units	367,953	—	37	—	—	37
Repurchases of Class A common stock under share repurchase program	(202,979)	—	(344)	—	—	(344)
Issuance of Class A common stock in connection with employee stock purchase plan	69,431	—	102	—	—	102
Stock-based compensation	—	—	1,577	—	—	1,577
Other comprehensive loss	—	—	—	—	(272)	(272)
Net loss	—	—	—	(16,899)	—	(16,899)
Balance at June 30, 2026	55,300,389	1	725,723	(499,708)	(336)	225,680
Issuance of Class A common stock from exercise of options and release of restricted stock units	570,343	—	229	—	—	229
Repurchases of Class A common stock under share repurchase program	(60,965)	—	(101)	—	—	(101)
Stock-based compensation	—	—	1,231	—	—	1,231
Other comprehensive loss	—	—	—	—	(410)	(410)
Net loss	—	—	—	(13,738)	—	(13,738)
Balance at September 30, 2026	55,809,767	$1	$727,082	$(513,446)	$(746)	$212,891

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

SEER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(47,474)	$(57,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,910	12,128
Depreciation and amortization	4,409	4,597
(Gain) Loss on disposal of property and equipment	(371)	986
Net amortization of premium on available-for-sale securities	1,047	1,466
Provision (recovery) for inventory excess and obsolescence	(1)	87
Non-cash operating lease benefit	(85)	(1)
Loss on equity method investment	5,208	4,835
Changes in operating assets and liabilities:
Accounts receivable, net	2,125	1,072
Prepaid expenses and other assets	218	1,575
Inventory	1,275	(2,424)
Accounts payable	(2,868)	(200)
Deferred revenue	141	78
Accrued liabilities and other liabilities	(3,071)	(234)
Net cash used in operating activities	(34,537)	(33,641)
INVESTING ACTIVITIES
Purchases of property and equipment	(715)	(1,505)
Proceeds from disposal of property and equipment	404	646
Purchases of available-for-sale securities	(115,201)	(145,805)
Proceeds from maturities of available-for-sale securities	137,475	197,181
Purchase of equity security	(1,459)	(1,945)
Purchase of Simple Agreement for Future Equity (“SAFE”)	(1,251)	—
Net cash provided by investing activities	19,253	48,572
FINANCING ACTIVITIES
Proceeds from exercise of Class A common stock options	280	46
Repurchases of Class A common stock under share repurchase program	(3,067)	(10,141)
Taxes paid related to net settlement of restricted stock units	—	(827)
Proceeds from issuance of Class A common stock in connection with employee stock purchase plan	102	211
Net cash used in financing activities	(2,685)	(10,711)
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,969)	4,220
Cash, cash equivalents and restricted cash, beginning of period	47,809	41,277
Cash, cash equivalents and restricted cash, end of period	$29,840	$45,497

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Capitalized stock-based compensation related to internal-use software development	$38	$139
Property and equipment purchases included in accounts payable and accrued expenses	$(172)	$85
Inventory transferred to property and equipment	$354	$1,647
Property and equipment transferred to inventory	$229	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Seer, Inc. (the “Company”) was incorporated in Delaware on March 16, 2017, and is headquartered in Redwood City, California. The Company is a life sciences company focused on capturing deep molecular insights from the proteome to enable novel insights and breakthroughs in the understanding of biology and disease.

Liquidity

The Company has incurred significant losses and has had negative cash flows from operations since inception. As of September 30, 2026, the Company had cash and cash equivalents and investments of $198.1 million and an accumulated deficit of $513.4 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. The Company believes that its cash and cash equivalents and investments as of September 30, 2026 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 2, 2026. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

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

For the three months ended September 30, 2026, one customer accounted for 12% of total revenue. No single customer accounted for 10% or more of total revenue for the nine months ended September 30, 2026. For the three months ended September 30, 2025, two customers accounted for 15% and 10% of total revenue. For the nine months ended September 30, 2025, no single customer accounted for 10% or more of total revenue.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2026, 35% and 44% of the Company's total revenue, respectively, was generated outside of the United States, primarily from countries in Asia and Europe. For the three and nine months ended September 30, 2025, 48% and 39%, respectively, of the Company's total revenue, was generated outside of the United States, primarily from countries in Asia and Europe.

As of September 30, 2026, two customers represented 17% and 13% of the Company's total accounts receivable balance. As of December 31, 2025, three customers represented 13%, 11%, and 10% of the Company's total accounts receivable balance.

Significant Accounting Policies

On June 22, 2026, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with PrognomiQ, Inc. (“PrognomiQ”), pursuant to which the Company made an initial investment of $0.3 million. During the three months ended September 30, 2026, the Company made an additional investment of $1.0 million pursuant to the terms of the SAFE. As of September 30, 2026, the carrying amount of the SAFE investment was $0.9 million after recognizing the Company's share of losses and was included in other assets in the accompanying condensed consolidated balance sheets.

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

Except for the accounting policy adopted for the SAFE investment, there have been no material changes to the significant accounting policies as of and for the three and nine months ended September 30, 2026, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents	$29,316	$44,973
Restricted cash	524	524
Total cash, cash equivalents and restricted cash	$29,840	$45,497

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

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$24,660	$—	$—	$24,660
Commercial paper	—	—	—	—
Total cash equivalents	24,660	—	—	24,660
Investments:
U.S. Treasury securities	—	102,997	—	102,997
Commercial paper	—	19,378	—	19,378
Corporate debt securities	—	46,396	—	46,396
Total investments	—	168,771	—	168,771
Total assets measured at fair value	$24,660	$168,771	$—	$193,431

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$41,832	$—	$—	$41,832
Commercial paper	—	2,978	—	2,978
Total cash equivalents	41,832	2,978	—	44,810
Investments:
U.S. Treasury securities	—	90,762	—	90,762
U.S. Non-Treasury securities	—	2,374	—	2,374
Commercial paper	—	13,563	—	13,563
Corporate debt securities	—	86,599	—	86,599
Total investments	—	193,298	—	193,298
Total assets measured at fair value	$41,832	$196,276	$—	$238,108

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

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of the Company’s cash equivalents and investments and the gross unrealized holding gains and losses (in thousands):

	September 30, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$24,660	$—	$—	$24,660
Commercial paper	—	—	—	—
Total cash equivalents	24,660	—	—	24,660
Investments:
U.S. Treasury securities	103,527	3	(533)	102,997
Commercial paper	19,420	—	(42)	19,378
Corporate debt securities	46,571	6	(181)	46,396
Total investments	169,518	9	(756)	168,771
Total assets measured at fair value	$194,178	$9	$(756)	$193,431

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	$41,832	$—	$—	$41,832
Commercial paper	2,978	—	—	2,978
Total cash equivalents	44,810	—	—	44,810
Investments:
U.S. Treasury securities	90,508	254	—	90,762
U.S. Non-Treasury securities	2,373	1	—	2,374
Commercial paper	13,555	8	—	13,563
Corporate debt securities	86,403	196	—	86,599
Total investments	192,839	459	—	193,298
Total assets measured at fair value	$237,649	$459	$—	$238,108

As of September 30, 2026, the Company does not have investments that have been in a continuous unrealized loss position for twelve months or longer. To date, the Company has not recorded any credit loss charges on marketable securities related to other-than-temporary declines in market value. As of September 30, 2026, $42.2 million of available-for-sale investments had remaining maturities between one and two years. The remainder of the available-for-sale investments have a remaining maturity of one year or less. As of September 30, 2026 and December 31, 2025, the Company recorded $1.0 million and $1.4 million, respectively, of accrued interest related to its available-for-sale investments and is presented as other receivables on the unaudited condensed consolidated balance sheets.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

4.
OTHER FINANCIAL STATEMENT INFORMATION

Inventory

Inventory consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$2,759	$3,665
Work-in-progress	6	46
Finished goods	3,631	4,084
Total inventory	$6,396	$7,795

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$24,867	$26,388
Computer equipment and software	3,624	3,358
Furniture and fixtures	681	681
Leasehold improvements	3,668	3,626
Construction-in-progress	187	127
Property and equipment	33,027	34,180
Less: accumulated depreciation and amortization	(21,996)	(19,426)
Total property and equipment, net	$11,031	$14,754

For the three and nine months ended September 30, 2026, the Company recognized depreciation and amortization expense of $1.4 million and $4.4 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized depreciation and amortization expense of $1.5 million and $4.6 million, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$2,372	$5,597
Accrued professional services	921	314
Accrued taxes	171	635
Other	606	589
Total accrued expenses	$4,070	$7,135

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

Deferred revenue activities consist of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025
Deferred revenue, current and noncurrent, as of the beginning of period	$347	$456
Additions	593	637
Revenue recognized	(448)	(597)
Deferred revenue, current and noncurrent, as of the end of period	$492	$496

The transaction price allocated to remaining performance obligations relates to amounts allocated to products, services and lease arrangements for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations that will be satisfied and recognized as revenue in future periods. As of September 30, 2026, the Company had $0.5 million of remaining performance obligations, of which 98% is expected to be recognized within twelve months.

6. CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2026, the Company is authorized to issue 99,134,268 shares of capital stock consisting of 94,000,000 shares of Class A common stock, 134,268 shares of Class B common stock, and 5,000,000 shares of preferred stock.

On December 9, 2025, all of the Company's outstanding Class B common stock were automatically converted (the “Conversion”) into the same number of shares of Class A common stock pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, as amended. The Company does not expect to issue any additional shares of Class B common stock following the Conversion. On December 12, 2025, the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion.

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

The following table summarizes the Company's share repurchase activity for each period indicated (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares repurchased	60,965	1,006,400	1,725,691	5,232,886
Total cost (1)	$101	$2,013	$3,067	$10,141
Average per share cost (2)	$1.64	$1.99	$1.77	$1.93
(1)
Includes broker commissions and excludes excise tax.
(2)
Average price paid per share is calculated on a settlement basis and excludes broker commissions and excise tax.

As of September 30, 2026, the Company has a total of $25.0 million, excluding broker commissions and excise tax, available for future share repurchases.

Tax Benefit Preservation Plan

As of February 26, 2026, the Company's Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of Class A common stock to stockholders of record as of the close of business on March 9, 2026. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.00001 per share (the “Preferred Stock”), of the Company at an exercise price of $11.00 (the “Exercise Price”), subject to adjustment. The complete terms of the Rights are set forth in a Tax Benefit Preservation Plan (the “Plan”), dated as of February 26, 2026, between the Company and Computershare Trust Company, N.A., as rights agent.

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

By adopting the Plan, the Company's Board of Directors is seeking to protect the Company’s ability to use its net operating losses (“NOLs”) and other tax attributes. The Company views these tax attributes as highly valuable assets of the Company that are likely to inure to the benefit of the Company and its stockholders.

On March 13, 2026, the Company entered into Amendment No. 1 to the Plan to clarify the definition of Beneficial Ownership.

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

7.
EQUITY INCENTIVE PLANS

As of September 30, 2026, 2,593,323 shares of Class A common stock are reserved for future issuance under the 2020 Equity Incentive Plan.

Stock Options

Stock option activity for the nine months ended September 30, 2026 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2025	13,172,712	$2.83
Options granted	1,729,675	1.85
Options exercised	(150,319)	1.87
Options forfeited	(1,640,107)	3.64
Balance at September 30, 2026	13,111,961	$2.64
Vested and exercisable, September 30, 2026	8,123,400	$3.10

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2026 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	2,872,428	$2.63
Granted	1,863,537	1.82
Vested	(1,096,109)	2.99
Forfeited	(954,922)	2.33
Balance at September 30, 2026	2,684,934	$2.03

Employee Stock Purchase Plan

As of September 30, 2026, 1,957,100 shares of Class A common stock are reserved for issuance under the employee stock purchase plan (“ESPP”). During the nine months ended September 30, 2026, 69,431 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$36	$116	$141	$374
Research and development	268	1,360	1,518	4,809
Selling, general and administrative	915	2,117	3,251	6,945
Total stock-based compensation	$1,219	$3,593	$4,910	$12,128

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

8.
LEASES

As a lessee, the Company leases approximately 51,000 square feet of office and laboratory space in Redwood City, California with a lease term that is set to end in September 2032. The Company has an option to renew all leased space for an additional five-year term at then-current market rates. In connection with the lease, the Company maintains a letter of credit issued to the lessor in the amount of $0.5 million as of September 30, 2026 and December 31, 2025, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease.

The components of lease expense and supplemental information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$959	$959	$2,877	$2,877
Variable lease costs	295	229	741	693
Short-term lease costs	14	26	52	122
Total lease costs	$1,268	$1,214	$3,670	$3,692

	Nine Months Ended September 30,
	2026	2025
Weighted-average remaining lease term (in years)	6.0	7.0
Weighted-average incremental borrowing rate	6.2%	6.2%

Variable lease costs primarily consist of common area maintenance.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$2,962	$2,878

As of September 30, 2026, future minimum commitments under the Company’s non-cancelable facility operating leases are as follows (in thousands):

Years ending December 31,
2026 (remaining three months)	$996
2027	4,072
2028	4,191
2029	4,312
2030	4,444
Thereafter	8,118
Total undiscounted future minimum lease payments	26,133
Present value adjustment for minimum lease commitments	(4,391)
Total operating lease liabilities	$21,742

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

9.
COMMITMENTS AND CONTINGENCIES

Purchase Commitments and Obligations

From time to time, the Company has certain purchase commitments related to its inventory management, cloud-based information systems, property and equipment maintenance and support services, and various other products and services over periods that extend beyond one year. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or are subject to change. These outstanding commitments were nil and $0.4 million as of September 30, 2026 and December 31, 2025, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of the status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

10.
RELATED PARTY TRANSACTIONS

PrognomiQ constitutes a related party and, as of September 30, 2026 and December 31, 2025, the Company recorded $146,000 and $0.3 million in related party receivables, respectively, on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2026, the Company recognized $90,000 and $146,000 of revenue, respectively, primarily from services. For the three and nine months ended September 30, 2025, the Company recognized revenue of $0.3 million and $0.8 million, respectively, primarily from services. This is presented as related party revenue on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

As of September 30, 2026, the carrying value of the investment was reduced to zero after recognizing the Company's share of losses under the equity method. There were no impairment and recognized gains or losses to the carrying value for the three and nine months ended September 30, 2026.

On June 22, 2026, the Company entered into a SAFE with PrognomiQ, pursuant to which the Company made an initial investment of $0.3 million.

Under the SAFE, the Company may be required to make additional investments of up to $1.5 million upon the occurrence of specified contractual events, including funding shortfalls and milestone achievements, prior to the

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

termination of the SAFE. During the three months ended September 30, 2026, the Company made additional investments in the aggregate of $1.0 million. As of September 30, 2026, the carrying amount of the SAFE investment was $0.9 million after recognizing the Company's share of losses of $0.4 million from its investment in Series D Preferred Stock. This investment was included in other assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2026, none of the contractual conditions giving rise to additional funding obligations had been satisfied. Accordingly, the Company had not recognized a liability related to these commitments as of the reporting date.

11.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

As discussed in Note 6, on December 9, 2025, all of the Company's outstanding Class B common stock were automatically converted (the “Conversion”) into the same number of shares of Class A common stock pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, as amended. The Company does not expect to issue any additional shares of Class B common stock following the Conversion. On December 12, 2025, the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion. As the liquidation and dividend rights were identical, the Company’s undistributed earnings or losses were allocated on a proportionate basis among the holders of Class A and Class B common stock. As a result, the net loss per share attributed to common stockholders was, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(13,738)	$(18,234)	$(47,474)	$(57,606)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	55,562,071	56,312,290	55,572,439	57,928,898
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.25)	$(0.32)	$(0.85)	$(0.99)

SEER, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	September 30,
	2026	2025
Class A common stock options issued and outstanding	13,111,961	13,534,870
Restricted stock units	2,684,934	3,271,339
Estimated ESPP shares to be issued	69,024	133,683
Total	15,865,919	16,939,892

12.
SEGMENT REPORTING

The following table sets forth information on segment net loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3,981	$4,121	$9,876	$12,377
Cost of revenue	2,102	2,011	5,509	6,095
Gross profit	1,879	2,110	4,367	6,282
Operating expenses:
Compensation expenses	4,883	8,626	19,767	27,388
Stock-based compensation	1,219	3,593	4,910	12,128
Professional expenses	5,284	3,542	12,528	9,712
Business expenses	2,029	2,187	6,224	6,860
Facility expenses	1,560	1,532	4,543	4,588
Depreciation and amortization	1,021	1,209	3,297	3,960
Other (1)	550	767	1,862	2,253
Total operating expenses	16,546	21,456	53,131	66,889

Interest income	1,961	2,765	6,238	8,974
Loss on equity method investment	(1,392)	(1,419)	(5,208)	(4,835)
Other income (expense)	365	(210)	284	(965)
Provision for income taxes	5	24	24	173
Net loss	$(13,738)	$(18,234)	$(47,474)	$(57,606)
(1)
Other includes laboratory expenses, travel expenses, and allocated costs.

As of September 30, 2026, long-lived assets were primarily located in the United States.

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

Overview

Our mission is to imagine and pioneer new ways to decode the biology of the proteome to improve human health. Our product, the Proteograph Product Suite (“Proteograph”), leverages our proprietary engineered nanoparticle (“NP”) technology to provide unbiased, deep, rapid and large-scale access to the proteome. The Proteograph Product Suite is an integrated solution that includes consumables, an automation instrument and software. We believe that broader access to the proteome is essential, not only to understanding its complexity and accelerating biological insights, but also to expanding end-markets. These markets may include basic research and discovery, translational research, diagnostics and applied applications. To comprehend the complexity and dynamic nature of the proteome, researchers must perform population-scale, deep, unbiased interrogation of biological samples over time. We believe that this level of interrogation was not previously feasible and that the Proteograph can enable researchers to perform these types of proteomics studies.

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

We market and sell the Proteograph Product Suite as an integrated solution comprised of consumables, our automation instrument and software. Our commercial strategy is focused on growing adoption of the Proteograph by researchers in academic and commercial settings, expanding the installed base, increasing utilization to generate revenue from the purchase of Proteograph consumables and growing our service offering through the Seer Technology Access Center (“STAC”). We expect a highly efficient sales model because our workflow integrates with most existing proteomics laboratories’ workflows and also complements large-scale genomics research. We are focused on removing barriers to access to the Proteograph, including through the STAC service offering.

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

During the nine months ended September 30, 2026 and 2025, we incurred a net loss of $47.5 million and $57.6 million and used $34.5 million and $33.6 million of cash in operations, respectively. As of September 30, 2026, we had an accumulated deficit of $513.4 million, and cash, cash equivalents, and investments of $198.1 million. We expect to continue to incur significant losses and do not expect positive cash flows from operations for the foreseeable future.

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

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with R&D of our technology and product candidates. R&D expenses consist primarily of employee compensation, including stock-based compensation and employee benefits, laboratory supplies used for in-house research, consulting costs, and allocated costs, including rent, depreciation, information technology and utilities.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three months ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue:
Product	$2,760	$2,756	$4	0%
Service	1,064	913	151	17%
Related party	90	300	(210)	(70)%
Other	67	152	(85)	(56)%
Total revenue	3,981	4,121	(140)	(3)%
Cost of revenue:
Product	1,411	1,327	84	6%
Service	392	335	57	17%
Related party	82	85	(3)	(4)%
Other	217	264	(47)	(18)%
Total cost of revenue	2,102	2,011	91	5%
Gross profit	1,879	2,110	(231)	(11)%
Operating expenses:
Research and development	6,439	10,797	(4,358)	(40)%
Selling, general and administrative	10,107	10,659	(552)	(5)%
Total operating expenses	16,546	21,456	(4,910)	(23)%
Loss from operations	(14,667)	(19,346)	4,679	(24)%
Other income (expense):
Interest income	1,961	2,765	(804)	(29)%
Loss on equity method investment	(1,392)	(1,419)	27	(2)%
Other income (expense)	365	(210)	575	(274)%
Total other income	934	1,136	(202)	(18)%
Loss before provision for income taxes	(13,733)	(18,210)	4,477	(25)%
Provision for income taxes	5	24	(19)	(79)%
Net loss	$(13,738)	$(18,234)	$4,496	(25)%

Revenue

	Three months ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$3,981	$4,121	$(140)	(3)%

Revenue for the three months ended September 30, 2026 decreased by $0.1 million, or 3%, compared to the same period in 2025. The decrease was due to lower sales to related party during the period.

Cost of Revenue

	Three months ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue	$2,102	$2,011	$91	5%

Cost of revenue for the three months ended September 30, 2026 increased by $0.1 million, or 5%, compared to the same period in 2025. The increase was primarily due to higher cost of product and service revenue.

Research and Development

	Three months ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development	$6,439	$10,797	$(4,358)	(40)%

Research and development expenses for the three months ended September 30, 2026 decreased by $4.4 million, or 40%, compared to the same period in 2025. The decrease was primarily driven by lower employee compensation costs of $1.9 million, stock-based compensation of $1.1 million, laboratory expenses of $0.4 million, and professional services of $0.8 million.

Selling, General and Administrative

	Three months ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Selling, general and administrative	$10,107	$10,659	$(552)	(5)%

Selling, general and administrative expenses for the three months ended September 30, 2026 decreased by $0.6 million, or 5%, compared to the same period in 2025. The decrease was primarily driven by lower employee compensation costs of $1.9 million and stock-based compensation of $1.2 million, partially offset by higher professional services of $2.5 million.

Total Other Income

	Three months ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Total other income (expense)	$934	$1,136	$(202)	(18)%

Total other income for the three months ended September 30, 2026 decreased by $0.2 million or 18%, compared to the same period in 2025. The decrease was mainly due to lower rates of interest earned on cash invested in money market funds, U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities, partially offset by gain on asset disposals and a lower loss from equity method investment.

Comparisons of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Nine months ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue:
Product	$7,193	$8,372	$(1,179)	(14)%
Service	2,283	2,913	(630)	(22)%
Related party	146	761	(615)	(81)%
Other	254	331	(77)	(23)%
Total revenue	9,876	12,377	(2,501)	(20)%
Cost of revenue:
Product	3,817	3,868	(51)	(1)%
Service	909	1,261	(352)	(28)%
Related party	88	224	(136)	(61)%
Other	695	742	(47)	(6)%
Total cost of revenue	5,509	6,095	(586)	(10)%
Gross profit	4,367	6,282	(1,915)	(30)%
Operating expenses:
Research and development	23,454	34,132	(10,678)	(31)%
Selling, general and administrative	29,677	32,757	(3,080)	(9)%
Total operating expenses	53,131	66,889	(13,758)	(21)%
Loss from operations	(48,764)	(60,607)	11,843	(20)%
Other income (expense):
Interest income	6,238	8,974	(2,736)	(30)%
Loss on equity method investment	(5,208)	(4,835)	(373)	8%
Other income (expense)	284	(965)	1,249	(129)%
Total other income	1,314	3,174	(1,860)	(59)%
Loss before provision for income taxes	(47,450)	(57,433)	9,983	(17)%
Provision for income taxes	24	173	(149)	(86)%
Net loss	$(47,474)	$(57,606)	$10,132	(18)%

Revenue

	Nine months ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$9,876	$12,377	$(2,501)	(20)%

Revenue for the nine months ended September 30, 2026 decreased by $2.5 million, or 20%, compared to the same period in 2025. The decrease was due to lower product sales and service revenue during the period.

Cost of Revenue

	Nine months ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue	$5,509	$6,095	$(586)	(10)%

Cost of revenue for the nine months ended September 30, 2026 decreased by $0.6 million, or 10%, compared to the same period in 2025. The decrease was primarily due to lower service revenue.

Research and Development

	Nine months ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development	$23,454	$34,132	$(10,678)	(31)%

Research and development expenses for the nine months ended September 30, 2026 decreased by $10.7 million, or 31%, compared to the same period in 2025. The decrease was primarily driven by lower employee compensation costs of $4.1 million, stock-based compensation of $3.3 million, professional services of $1.7 million, laboratory expenses of $0.9 million, and depreciation expense of $0.6 million.

Selling, General and Administrative

	Nine months ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Selling, general and administrative	$29,677	$32,757	$(3,080)	(9)%

Selling, general and administrative expenses for the nine months ended September 30, 2026 decreased by $3.1 million, or 9%, compared to the same period in 2025. The decrease was primarily driven by lower stock-based compensation of $3.7 million and employee compensation costs of $3.5 million, partially offset by higher professional services of $4.5 million.

Total Other Income

	Nine months ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Total other income	$1,314	$3,174	$(1,860)	(59)%

Total other income for the nine months ended September 30, 2026, decreased by $1.9 million or 59%, compared to the same period in 2025. The decrease was mainly due to lower rates of interest earned on cash invested in money market funds, U.S. Treasury securities, U.S. Non-Treasury securities, commercial paper, and corporate debt securities, partially offset by gain on assets disposals.

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

Our operating lease obligations reflect our lease obligations for our office and laboratory space in Redwood City, California. We lease approximately 51,000 square feet of office and laboratory space in Redwood City, California, and the lease is set to end on September 30, 2032 with an option to renew for an additional five-year term at then-current market rates. We maintain a letter of credit issued to the lessor in the amount of $0.5 million as of each of September 30, 2026 and December 31, 2025, which is secured by restricted cash and is presented as noncurrent at each date based on the term of the underlying lease.

From time to time, we have certain purchase commitments related to our inventory management, cloud-based information systems, property and equipment maintenance and support services, and various other products and services over periods that extend beyond one year. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or subject to change. These outstanding commitments were nil as of September 30, 2026.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(34,537)	$(33,641)
Net cash provided by investing activities	19,253	48,572
Net cash used in financing activities	(2,685)	(10,711)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,969)	$4,220

Operating Activities

During the nine months ended September 30, 2026, cash used in operating activities was $34.5 million, attributable to a net loss of $47.5 million and a net change in our operating assets and liabilities of $2.2 million, partially offset by non-cash charges of $15.1 million. Non-cash charges primarily consisted of $5.2 million of loss on equity method investment, $4.9 million of stock-based compensation, and $4.4 million of depreciation and amortization. The change in our operating assets and liabilities was primarily driven by decreases in accounts payable of $2.9 million and accrued liabilities and other liabilities of $3.1 million, partially offset by a decrease of accounts receivable of $2.1 million.

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

Investing Activities

During the nine months ended September 30, 2026, cash provided by investing activities was $19.3 million, which was attributable to the proceeds from maturities of available-for-sale securities of $137.5 million. This was offset by the purchases of available-for-sale securities of $115.2 million, purchase of investment in equity security of $1.5 million, purchases of property and equipment, primarily for laboratory equipment, of $0.7 million, and purchase of investment in SAFE of $1.3 million.

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

Financing Activities

During the nine months ended September 30, 2026, cash used in financing activities was $2.7 million, which was primarily attributable to the repurchases of Class A common stock under our share repurchase program of $3.1 million, partially offset by the proceeds from exercise of Class A common stock options of $0.3 million.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three and nine months ended September 30, 2026, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), and our Vice President, Financial Planning and Analysis, who serves as our Principal Financial Officer (“PFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the PFO, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and PFO have concluded, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and PFO, as appropriate, to allow timely decisions regarding required disclosures.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our actions against Nanomics Biotechnology Co., Ltd., see the section titled "Risk Factors—Risks Related to our Intellectual Property" in this Quarterly Report. Other than as described therein, we are not currently a party to any material legal proceedings. From time to time we may be involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business.

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

We are a commercial-stage life sciences technology company, and we have incurred significant losses since we were formed in 2017, and expect to continue to incur losses in the future. We incurred net losses of $47.5 million and $57.6 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $513.4 million. These losses and accumulated deficit were primarily due to the substantial investments we have made to develop and improve our technology and the Proteograph Product Suite. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of the Proteograph Product Suite and related products and services, including sales and marketing, manufacturing and operations costs, and research and development efforts for products and services. These efforts may prove more costly than we currently anticipate. While we have generated product and service revenue, we may never generate revenue sufficient to offset our expenses. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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
•
the timing and cost of, and level of investment in, research and development and commercialization activities relating to the Proteograph Product Suite, including our SP100 or SP200 automation instrument, proprietary engineered nanoparticle (“NP”) technology and Proteograph Analysis Suite software, which may change from time to time;
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

The market for proteomics and genomics technologies and products is evolving, making it difficult to predict with any accuracy the size of the markets for our current and future products, including the Proteograph Product Suite. Our estimates of the total addressable market for our current and future products are based on a number of internal and third-party estimates and assumptions. In particular, our estimates are based on our expectations that researchers in the market for certain life sciences research tools and technologies will view our products as competitive alternatives to, or better options than, existing tools and technologies. We also expect researchers will recognize the ability of our products to complement, enhance and enable new applications of their current tools and technologies. We expect them to recognize the value proposition offered by our products, enough to purchase our products in addition to the tools and technologies they already own. Underlying each of these expectations are a number of estimates and assumptions that may be incorrect, including the assumptions that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products and that researchers have sufficient samples and an unmet need for performing proteomics studies at scale across thousands of samples. In addition, sales of new products and services into new market opportunities may take years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. New life sciences technology may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new markets and new products and services are even more difficult to predict. Our product is an innovative new product, and while we draw comparisons between the evolution and growth of the genomics and proteomics markets, the proteomics market may develop more slowly or differently, including as a result of the impact of artificial intelligence (“AI”). In addition, the Proteograph Product Suite may not impact the field of proteomics in the same manner or degree, or within the same time frame, that NGS technologies have impacted the field of genomics, or at all. While we believe our assumptions and the data underlying our estimates of the total addressable market for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the total addressable market for our products may be incorrect.

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

Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Omid Farokhzad, one of our founders and our Chief Executive Officer, is critical to our vision, strategic direction, product development and commercialization efforts.

We have recently experienced changes in our senior management team. Effective October 1, 2026, David Horn resigned as our President and Chief Financial Officer. In connection with Mr. Horn’s resignation, Charles Endweiss, our Vice President, Financial Planning & Analysis, was appointed Treasurer and serves as our principal financial officer and principal accounting officer. Leadership transitions can be inherently difficult to manage and may cause uncertainty or disruption to our business.

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

In addition, various state, federal and international agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. Recently, budget cuts and layoffs at various federal agencies and programs, including at the National Institute of Health (“NIH”), have created uncertainty and led to budget cuts at various research organizations and institutes that rely on NIH funding. In addition, recent shutdowns of the federal government have halted the flow of government research funding, including from the NIH, for a significant period. There is no guarantee that NIH appropriations will not be halted or decreased in the future. A decrease in the amount of, or delay in the approval of, appropriations to NIH or other similar United States or international organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our products. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, results of operations, financial condition and prospects.

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

In addition, we expect that the Proteograph Product Suite will be used with our potential customers’ own mass spectrometry (“MS”) instruments or the MS instrument of a third-party service provider and the performance of these MS instruments is outside of our control. If such third-party products are not produced to specification, are produced in accordance with modified specifications, are defective, or are not used with recommended equipment, they may not be compatible or perform as intended with the Proteograph. In such case, the reliability, results and performance of the Proteograph may be compromised. The occurrence of any one or more of the foregoing may have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation (“GDPR”) and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws, regulations relating to the use of certain hazardous substances or chemicals in commercial products, and to the collection, reuse, and recycling of waste from products we manufacture;
•
required compliance with U.S. laws such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and other U.S. federal laws and regulations, including with respect to not doing business with sanctioned parties, as prohibited by the office of Foreign Asset Control;
•
export requirements and import or trade restrictions, including, without limitation, with respect to biological samples, and trade retaliation laws;
•
restrictions on both inbound and outbound cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (“CFIUS”) and substantial restrictions on investment from China;
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

As of September 30, 2026, we held approximately 30% of the outstanding capital stock of PrognomiQ. We may not realize the potential benefits of forming PrognomiQ for a variety of reasons, including:

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

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act (“SOX”), which requires annual assessments by management of the effectiveness of our internal control over financial reporting. Because we re-qualified as a smaller reporting company, as of December 31, 2025, we are a non-accelerated filer and are no longer required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer.

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

Our products are labeled, promoted, and sold as research use only (“RUO”) products, primarily to academic and research institutions and research companies, and are not designed or intended to be used for diagnostic procedures, clinical diagnostic tests or as medical devices. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to U.S. Food and Drug Administration (“FDA”) regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.

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

In January 2024, FDA announced its plans to reclassify certain high-risk in vitro diagnostics, including companion diagnostics, as Class II devices. In addition, we may in the future submit 510(k) premarket notifications to the FDA to obtain FDA clearance of certain of our products on a selective basis. It is possible, in the event we elect to submit 510(k) applications for certain of our products, that the FDA would take the position that a more burdensome premarket application, such as a premarket approval application (“PMA”) or a de novo application is required for some of our products. If such applications were required, greater time and investment would be required to obtain FDA approval. Even if the FDA agreed that a 510(k) was appropriate, FDA clearance can be expensive and time consuming. It generally takes a significant amount of time to prepare a 510(k), including conducting appropriate testing on our products, and several months to years for the FDA to review a submission. Notwithstanding the effort and expense, FDA clearance or approval could be denied for some or all of our products for which we choose to market as a medical device or a clinical diagnostic device. Even if we were to seek and obtain regulatory approval or clearance, it may not be for the intended uses we request or that we believe are important or commercially attractive. There can be no assurance that future products for which we may seek premarket clearance or approval will be approved or cleared by FDA or a comparable foreign regulatory authority on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our anticipated claims or adequate to support continued adoption of such products. Compliance with FDA or comparable foreign regulatory authority regulations will require substantial costs, and subject us to heightened scrutiny by regulators and substantial penalties for failure to comply with such requirements or the inability to market our products. The lengthy and unpredictable premarket clearance or approval process, as well as the unpredictability of the results of any required clinical studies, may result in our failing to obtain regulatory clearance or approval to market such products, which would significantly harm our business, results of operations, reputation, and prospects.

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

In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we would need to comply with the new Medical Device Regulation 2017/745 (“MDR”) and In Vitro Diagnostic Regulation 2017/746 (“IVDR”), which came into force in 2021 and 2022, respectively. In 2025, the European Commission published its proposals on amendments to the MDR and IVDR as well as new transparency requirements. These regulations increase the clinical requirements and will increase the difficulty of regulatory approvals in Europe. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

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

We do not currently expect the Proteograph Product Suite to be subject to the clearance or approval of the FDA, as it is not intended to be used for the diagnosis, treatment or prevention of disease. However, as we expand our product line and the applications and uses of our current or products into new fields, certain of our future products could become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Also, even as our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (“LDTs”) for clinical diagnostic use, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive, and time-consuming. Regulatory requirements related to marketing, selling, and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

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

It is unclear how future legislation, executive orders, new regulations, and other actions by federal and state governments, including changes in the leadership of FDA and other federal agencies, will impact the industry, including our business and that of our customers. Budget cuts to research and federal agencies, layoffs at federal agencies, hiring freezes, return-to-office policies, government shutdowns, lapse in government appropriations and other measures taken by the current administration, including measures by the Department of Government Efficiency, can have a material impact on our industry, including the business of our customers and our operations. In the future, to the extent we or our partners develop any medical devices subject to FDA regulation, failure to comply with applicable regulatory requirements can result in enforcement action by the government, which may include warning letters, untitled letters, fines, injunctions, civil penalties, recall or seizure of products, among others.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary products, services and technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gdain or keep any competitive advantage. If we fail to obtain, maintain, enforce and protect our intellectual property, third parties may be able to compete more effectively against us.

On May 12, 2026, we filed a patent infringement lawsuit in the Northern District of Illinois against Nanomics Biotechnology Co., Ltd. (“Nanomics”) (the “ND Ill. Action”), alleging infringement of five U.S. Patents, including U.S. Patent Nos. 11,435,360, 11,630,112, 12,050,222, 12,228,566, and 12,590,948 (the “Asserted Patents”). Through the ND Ill. Action, we are seeking relief, including monetary damages, enhanced damages, and a permanent injunction prohibiting Nanomics from further infringement, or inducing of infringement, of any asserted claim of the Asserted Patents. U.S. Patent Nos. 11,435,360 and 12,228,566 are owned by Brigham and Women’s Hospital, Inc. and exclusively licensed by Seer; the remaining three Asserted Patents are owned by Seer. In addition, on May 28, 2026, we filed a complaint with the U.S. International Trade Commission (“ITC”) seeking institution of an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337, on the basis that certain Proteonano™ Workstations and Assay Kits (the “Accused Products”) infringe the same five Asserted Patents in the Northern District of Illinois lawsuit and, therefore, are being unlawfully imported, sold for importation, and/or sold after importation (the “ITC Action”). Through the ITC Action, we are seeking relief, including a limited exclusion order forbidding importation into the United States of any of the Accused Products found to infringe one or more of the Asserted Patents, and a cease and desist order prohibiting Nanomics from engaging in the importation, sale for importation, and sale after importation of any of the Accused Products found to infringe one or more of the Asserted Patents. Brigham and Women’s Hospital, Inc. has joined Seer as co-plaintiff in both the ND Ill. and the ITC Actions.

On June 29, 2026, the ITC formally ordered institution of an investigation into the importation of Nanomics’ Accused Products into the United States and their infringement of the Asserted Patents. On July 21, 2026, the ND Ill. Action was ordered stayed pending the outcome of the ITC Action. An evidentiary hearing in the ITC Action was scheduled for May 3 through May 7, 2027, and a target date for completion of the ITC investigation was set for January 4, 2028. On September 14, 2026, Nanomics filed a Notice of Intent to Default. See EDIS Doc. ID 894600. The presiding ALJ accordingly issued an initial determination finding Nanomics in default. Order No. 7 (Sept. 16, 2026), unreviewed by Comm’n Notice (Oct. 13, 2026) EDIS Doc. ID 897532.

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

Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For instance, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. These changes include allowing third-party submission of prior art to the United States Patent and Trademark Office (“USPTO”) during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and future patent applications, and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our owned and licensed patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents and patent applications) have been, and may be challenged at a future point in time in third-party observations, opposition, revocation, nullification, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we or our licensor initiate legal proceedings against a third party to enforce a patent covering our products or services, the defendant could counterclaim that such patent covering our products or services, as applicable, is invalid and/or unenforceable. For example, as discussed above, we have sued Nanomics for infringement of the Asserted Patents in the ND Ill Action, and filed a complaint with the ITC based on importation, sale for importation, and sale after importation of Accused Products that infringe the Asserted Patents in the ITC Action. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. In the ITC Action, Nanomics filed a response on July 20, 2026 generally claiming that the Asserted Patents are invalid for failing to comply with the requirements of patentability set forth in the U.S. patent statutes; in the ND Ill Action, Nanomics has not yet filed a response. On September 14, 2026, Nanomics filed a Notice of Intent to Default. See EDIS Doc. ID 894600. The presiding ALJ accordingly issued an initial determination finding Nanomics in default. Order No. 7 (Sept. 16, 2026), unreviewed by Comm’n Notice (Oct. 13, 2026) EDIS Doc. ID 897532. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. For example, on October 7, 2024, PreOmics GmbH and Biognosys AG filed a petition for Inter Partes Review before the USPTO (Case No. IPR2024-01473) challenging the validity of select claims of U.S. Patent No. 11,435,360, (the 360 patent), which is exclusively licensed from The Brigham and Women’s Hospital, Inc. (“BWH”); and on April 17, 2025, the Patent Trial and Appeal Board (“PTAB”) of the USPTO instituted Inter Partes Review of certain claims. The petition alleged, among other things, the challenged claims are invalid for anticipation or obviousness over the prior art. On March 23, 2026, the PTAB issued a Final Written Decision, finding that six (6) of the eleven (11) challenged claims were unpatentable, while five (5) of the eleven (11) challenged claims were upheld as patentable. PreOmics GmbH and/or Biognosys AG did not appeal the PTAB’s Decision with respect to the five (5) upheld claims in the prescribed time period, thus concluding the proceedings. In Germany, an anonymous third party initiated a nullity action against European Patent EP3554681 (the “681 patent”) and a cancellation request against Utility Model No. 202017007363 (the “363 patent”) on November 18, 2024 and January 13, 2025, respectively, which patents are exclusively licensed from BWH. The nullity action alleges, among other things, that the 681 patent is invalid for lack of novelty and inventive step over the prior art. On January 14, 2026, BWH withdrew its opposition to the cancellation request against the 363 patent, thereby concluding the proceeding and resulting in the cancellation of the 363 patent. In the nullity action against the 681 patent, the German Federal Patent Court issued a decision on October 13, 2026, revoking the German part of the 681 patent. This decision is open to appeal.. Furthermore, on May 27, 2025, an anonymous third party filed an Opposition to European Patent 4,056,263 (the 263 patent), which is exclusively licensed from BWH, alleging, among other things, that the patent is invalid for lack of novelty and inventive step. Following oral proceedings at the European Patent Office on June 25, 2026, the 263 patent was maintained with amended claims, and this decision was not appealed, rendering the decision final. In China, Nanomics Hangzhou has filed an invalidation petition with the China National Intellectual Property Administration against Chinese Patent No. CN114651058B on July 14, 2026. This proceeding is ongoing. These proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our products, or exclude our competitor’s products. For example, for strategic reasons, including the fact that the 363 patent was approaching the end of its term, we opted to withdraw our opposition to the cancellation request and the 363 patent has since been cancelled. More generally, with respect to the validity of our other patents, we cannot be certain, for example, that there is no invalidating prior art of which we, our licensor, our or its patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our products, services and technologies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property, or develop or commercialize current or future products.

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

We or our licensor have been, and may be, subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, on December 28, 2023, Giulio Caracciolo (“Caracciolo”) and Dipartimento di Medicina Molecolare Sapienza Universita di Roma filed a lawsuit against us, BWH, and other inventors alleging, among other things, that Caracciolo was wrongfully excluded as an inventor on certain patents that we have exclusively licensed from BWH. That lawsuit was dismissed with prejudice on October 25, 2024, pursuant to a stipulation of dismissal. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Moreover, we or our licensor may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products. In addition, counterparties to our consulting, sponsored research, software development and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. In particular, certain software development agreements pursuant to which certain third parties have developed parts of our proprietary software may not include provisions that expressly assign to us ownership of all intellectual property developed for us by such third parties. Furthermore, certain of our sponsored research agreements pursuant to which we provide certain research services for third parties do not assign to us all intellectual property developed under such agreements. As such, we may not have the right to use all such developed intellectual property under such agreements, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain such licenses and such licenses are necessary for the development, manufacture and commercialization of our products and technologies, we may need to cease the development, manufacture and commercialization of our products and technologies.

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

In February 2026, our Board of Directors adopted a tax benefit preservation plan to protect the Company’s ability to use its NOLs and other tax attributes. Although this is not its purpose, the Plan could have the effect of making more difficult certain types of transactions that might be attractive to our stockholders and could also affect the price that some investors are willing to pay for our Class A common stock.

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

General Risks

Environmental, social, and governance (“ESG”) matters are subject to evolving expectations from customers, regulators, investors and other stakeholders and may expose us to reputational, cost and other risks.

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

In addition, any such access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. Additionally, the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023, modifies the California Consumer Privacy Act (“CCPA”) significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA restricts use of certain categories of sensitive personal information that we may handle, establish restrictions on the retention of personal information, expand the types of data breaches subject to the private right of action, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data privacy and security legislation in the United States. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which took effect on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which took effect on July 1, 2023, and on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which took effect on December 31, 2023; and on May 10, 2022, Connecticut enacted the Connecticut Data Privacy Act, or CTDPA, which took effect on July 1, 2023. The CPA, CDPA, UCPA, and CTDPA share similarities with and differences from the CPRA and legislation proposed in other states. Aspects of these state privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications. Furthermore, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of our Class A common stock.

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

Furthermore, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the HIPAA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.

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

Issuer Purchases of Equity Securities

The following table represents a month-to-month summary of information with respect to purchases of common stock made during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 - July 31	60,965	$1.64	60,965	$25,038
August 1 - August 31	—		—	$25,038
September 1 - September 30	—		—	$25,038
Total	60,965	$1.64	60,965

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

SEER, INC.

Date: November 10, 2026	By:	/s/ Omid Farokhzad, M.D.
Omid Farokhzad, M.D.
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Charles Endweiss
Charles Endweiss
Vice President, Financial Planning and Analysis
(Principal Financial Officer and Accounting Officer)